Form 10-Q
period 2019-07-31
Medallia, Inc.
filed 2019-09-12
CIK 1540184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ to ______

Commission File Number: 001-38982

Medallia, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-0558353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
575 Market Street, Suite 1850 San Francisco, California 94105 (Address of principal executive offices, including zip code)

(650) 321-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MDLA	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2019, the Registrant had 127,592,829 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract new customers;
•	our ability to retain customers;
•	our ability to maintain and improve our products;
•	our ability to up-sell and cross-sell within our existing customer base;
•	our future financial performance, including trends in revenue, cost of revenue, gross profit or gross margin, operating expenses and customers;
•	our expectations and management of future growth;
•	our ability to achieve or maintain profitability;
•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•	our ability to prevent serious errors or defects in our products;
•	our ability to protect our brand;
•	our ability to attract and retain key personnel and highly qualified personnel;
•	our ability to manage our international expansion;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to effectively integrate our products and solutions with others;
•	our ability to successfully identify, acquire and integrate companies and assets;
•	our ability to offer high-quality customer support;
•	the increased expenses associated with being a public company;
•	the demand for our platform or for customer experience market solutions in general; our ability to compete successfully in competitive markets; and
•	our ability to respond to rapid technological changes.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Medallia, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	July 31,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$364,419	$44,876
Marketable securities	53,018	—
Trade and other receivables, net of allowance for doubtful accounts of $524 and $253 as of July 31, 2019 and January 31, 2019, respectively	55,797	106,120
Deferred commissions, current	18,248	15,874
Prepaid expenses and other current assets	22,673	15,595
Total current assets	514,155	182,465
Property and equipment, net	25,042	42,989
Deferred commissions, noncurrent	40,451	35,727
Goodwill and intangible assets, net	39,708	17,050
Other noncurrent assets	2,868	1,953
Total assets	$622,224	$280,184
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,818	$1,007
Accrued expenses and other current liabilities	18,262	12,840
Accrued compensation	22,049	19,708
Deferred revenue, current	171,586	210,666
Total current liabilities	214,715	244,221
Deferred revenue, noncurrent	834	1,151
Deferred rent, noncurrent	2,593	37,182
Other liabilities	6,551	4,188
Total liabilities	224,693	286,742
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value: no shares and 72,622,216 shares authorized as of July 31, 2019 and January 31, 2019, respectively; no shares and 72,482,609 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively; aggregate liquidation preference of nil and $276,853 as of July 31, 2019 and January 31, 2019, respectively	—	72
Preferred stock, $0.001 par value: 100,000,000 shares and no shares authorized as of July 31, 2019 and January 31, 2019, respectively; no shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	—	—
Common stock, Class A, $0.001 par value: no shares and 200,000,000 shares authorized as of July 31, 2019 and January 31, 2019, respectively; no shares and 29,755,883 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	—	30
Common stock, Class B, $0.001 par value: no shares and 3,000 shares authorized as of July 31, 2019 and January 31, 2019, respectively; no shares and 3,000 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	—	—
Common stock, $0.001 par value: 1,000,000,000 shares and no shares authorized as of July 31, 2019 and January 31, 2019, respectively; 126,920,943 shares and no shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	127	—
Additional paid-in capital	809,014	363,076
Accumulated other comprehensive loss	(2,127)	(1,096)
Accumulated deficit	(409,483)	(368,640)
Total stockholders’ equity (deficit)	397,531	(6,558)
Total liabilities and stockholders’ equity (deficit)	$622,224	$280,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medallia, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue:
Subscription	$74,547	$60,099	$146,259	$115,682
Professional services	21,123	15,327	43,030	30,410
Total revenue	95,670	75,426	189,289	146,092
Cost of revenue:
Subscription	14,699	11,968	28,160	23,403
Professional services	20,184	17,591	39,318	33,776
Total cost of revenue	34,883	29,559	67,478	57,179
Gross profit	60,787	45,867	121,811	88,913
Operating expenses:
Research and development	22,693	22,409	42,309	45,585
Sales and marketing	46,470	38,623	80,085	74,053
General and administrative	30,076	12,404	39,914	23,920
Total operating expenses	99,239	73,436	162,308	143,558
Loss from operations	(38,452)	(27,569)	(40,497)	(54,645)
Interest income and other income (expense), net	431	154	573	18
Loss before provision for income taxes	(38,021)	(27,415)	(39,924)	(54,627)
Provision for income taxes	263	732	919	1,048
Net loss	$(38,284)	$(28,147)	$(40,843)	$(55,675)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(1.08)	$(1.10)	$(2.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,986	25,970	37,248	25,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medallia, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net loss	$(38,284)	$(28,147)	$(40,843)	$(55,675)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(223)	(826)	(386)	(1,001)
Change in unrealized gain (loss) on marketable securities	31	6	46	11
Change in unrealized gain (loss) on cash flow hedges	(438)	(115)	(691)	(129)
Other comprehensive loss	(630)	(935)	(1,031)	(1,119)
Comprehensive loss	$(38,914)	$(29,082)	$(41,874)	$(56,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medallia, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2019	2018
Operating activities
Net loss	$(40,843)	$(55,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,718	7,021
Amortization of deferred commissions	8,687	6,127
Stock-based compensation expense	43,141	13,121
Impairment (gain) on property and equipment and lease termination	(13,783)	—
Other	(560)	(450)
Changes in assets and liabilities:
Accounts receivable	50,224	53,074
Deferred commissions	(15,785)	(6,610)
Prepaid expenses and other current assets	(7,405)	966
Other noncurrent assets	(36)	(229)
Accounts payable	1,832	2,535
Deferred revenue	(39,198)	(32,881)
Accrued expenses and other current liabilities	4,245	(1,357)
Other noncurrent liabilities	121	577
Net cash used in operating activities	(2,642)	(13,781)
Investing activities
Purchases of property, equipment and other	(5,234)	(4,107)
Purchase of marketable securities	(76,122)	(18,684)
Maturities of marketable securities	23,125	21,900
Proceeds from sale of investments	511	—
Acquisitions, net of cash acquired	(19,540)	—
Net cash used in investing activities	(77,260)	(891)
Financing activities
Proceeds from initial public offering net of issuance costs, underwriters discounts and commissions, and concurrent private placement	320,392	—
Proceeds from Series F convertible preferred stock, net of issuance costs	69,848	—
Proceeds from exercise of stock options	13,018	4,252
Payment of capital leases	(1,469)	—
Repayment of debt assumed in acquisition	(2,297)	—
Net cash provided by financing activities	399,492	4,252
Effect of exchange rate changes on cash and cash equivalents	(47)	(215)
Net increase (decrease) in cash and cash equivalents	319,543	(10,635)
Cash and cash equivalents at beginning of period	44,876	42,699
Cash and cash equivalents at end of period	$364,419	$32,064
Supplemental disclosures of cash flow information
Cash paid for interest	$265	$11
Cash paid for income taxes	$806	$1,662
Noncash investing and financing activities
Vesting of early exercised stock options	$392	$444
Accrued unpaid issuance costs related to initial public offering	$690	$—
Accrued unpaid capital expenditures	$5,809	$4,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medallia, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31, 2019
										Accumulated		Total
	Convertible		Class A		Class B				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at April 30, 2019	77,149,275	$77	31,126,701	$31	3,000	$—	—	$—	$446,355	$(1,497)	$(371,199)	$73,767
Conversion of common stock	—	—	(31,126,701)	(31)	(3,000)	—	31,129,701	31	—	—	—	—
Conversion of preferred stock	(77,149,275)	(77)	—	—	—	—	77,149,275	77	—	—	—	—
Proceeds from Initial Public Offering, net of issuance and underwriter's discounts and commissions and concurrent private placement	—	—	—	—	—	—	16,680,000	17	319,555	—	—	319,572
Exercise of employee stock options	—	—	—	—	—	—	1,889,293	2	7,740	—	—	7,742
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	185	—	—	185
Repurchase of early exercised stock options	—	—	—	—	—	—	(625)	—	—	—	—	—
Warrant exercise							73,299	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	35,179	—	—	35,179
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(630)	—	(630)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,284)	(38,284)
Balance at July 31, 2019	—	$—	—	$—	—	$—	126,920,943	$127	$809,014	$(2,127)	$(409,483)	$397,531

	Three Months Ended July 31, 2018
										Accumulated		Total
	Convertible		Class A		Class B				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at April 30, 2018	72,394,601	$72	25,978,565	$25	3,000	$—	—	$—	$331,224	$(1,304)	$(313,934)	$16,083
Exercise of employee stock options	—	—	733,067	1	—	—	—	—	2,259	—	—	2,260
Repurchase of early exercised stock options	—	—	(7,001)	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	216	—	—	216
Stock-based compensation	—	—	—	—	—	—	—	—	6,484	—	—	6,484
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(935)	—	(935)
Net loss	—	—	—	—	—	—	—	—	—	—	(28,147)	(28,147)
Balance at July 31, 2018	72,394,601	$72	26,704,631	$26	3,000	$—	—	$—	$340,183	$(2,239)	$(342,081)	$(4,039)

The accompanying notes are an integral part of these condensed consolidated financial statements

Medallia, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except per share data)

(unaudited)

	Six Months Ended July 31, 2019
										Accumulated		Total
	Convertible		Class A		Class B				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at January 31, 2019	72,482,609	$72	29,755,883	$30	3,000	$—	—	$—	$363,076	$(1,096)	$(368,640)	$(6,558)
Issuance of Series F preferred shares, net of issuance costs	4,666,666	5	—	—	—	—	—	—	69,843	—	—	69,848
Exercise of employee stock options	—	—	1,370,818	1	—	—	1,889,293	2	13,007	—	—	13,010
Conversion of common stock	—	—	(31,126,701)	(31)	(3,000)	—	31,129,701	31	—	—	—	—
Conversion of preferred stock	(77,149,275)	(77)	—	—	—	—	77,149,275	77	—	—	—	—
Proceeds from Initial Public Offering, net of issuance and underwriter's discounts and commissions and concurrent private placement	—	—	—	—	—	—	16,680,000	17	319,555	—	—	319,572
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	392	—	—	392
Repurchase of early exercised stock options	—	—	—	—	—	—	(625)	—	—	—	—	—
Warrant exercise							73,299	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	43,141	—	—	43,141
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,031)	—	(1,031)
Net loss	—	—	—	—	—	—	—	—	—	—	(40,843)	(40,843)
Balance at July 31, 2019	—	$—	—	$—	—	$—	126,920,943	$127	$809,014	$(2,127)	$(409,483)	$397,531

	Six Months Ended July 31, 2018
										Accumulated		Total
	Convertible		Class A		Class B				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at January 31, 2018	72,394,601	$72	24,637,801	$24	3,000	$—	—	$—	$322,300	$(1,120)	$(286,219)	$35,057
Cumulative effect of the adoption of ASU 2016-09	—	—	—	—	—	—	—	—	187	—	(187)	—
Exercise of employee stock options	—	—	2,004,837	2	—	—	—	—	4,131	—	—	4,133
Repurchase of early exercised stock options	—	—	(19,440)	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	444	—	—	444
Issuance of shares at end of escrow period in connection with prior period acquisitions	—	—	81,433	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	13,121	—	—	13,121
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,119)	—	(1,119)
Net loss	—	—	—	—	—	—	—	—	—	—	(55,675)	(55,675)
Balance at July 31, 2018	72,394,601	$72	26,704,631	$26	3,000	$—	—	$—	$340,183	$(2,239)	$(342,081)	$(4,039)

The accompanying notes are an integral part of these condensed consolidated financial statements

Medallia, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Medallia, Inc. (the Company or Medallia) provides an enterprise Software-as-a-Service (SaaS) platform that utilizes deep learning-based artificial intelligence (AI) technology to analyze structured and unstructured data in live time from signal fields across human, digital and Internet of Things (IoT) interactions at great scale to derive personalized and predictive insights. Medallia’s customers include companies of various sizes and in various industries such as retail, technology, manufacturing, financial services, insurance and hospitality. Medallia is headquartered in San Francisco, California.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ended January 31, 2019.

Initial Public Offering and Private Placement

In July 2019, the Company completed its initial public offering (the IPO) and sold 16,060,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $21.00 per share. The Company received net proceeds of $313.7 million after deducting underwriting discounts and commissions. In connection with the IPO:

•	all the shares of convertible preferred stock outstanding automatically converted into an aggregate of 77,149,275 shares of the Company’s common stock;
•	all shares of the Company’s Class A and Class B common stock outstanding immediately prior to the IPO automatically converted into an aggregated of 31,129,701 shares of the Company’s common stock;
•	the outstanding warrant to purchase 75,000 shares of preferred stock automatically converted into a warrant to purchase the same number of shares of common stock; and
•

in a concurrent private placement, a current stockholder purchased 620,000 shares of the Company’s common stock at $21.00 per share. The Company received aggregate proceeds of $13.0 million and did not pay any underwriting discounts or commissions with respect to the shares that were sold in this private placement.

Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets in the unaudited condensed consolidated balance sheets. After the IPO, $7.1 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds in the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of stockholders’ equity (deficit).

JOBS Act Accounting Election

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company’s unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries, after elimination of intercompany transactions and balances.

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of comprehensive loss, statements of cash flows, and statements of stockholders’ equity for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the prospectus dated July 18, 2019, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-232271) (the Prospectus).

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods covered by the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, stock-based compensation including estimation of the grant date fair value of the common stock, the assessment of the recoverability of long-lived assets (goodwill, and identified intangible assets), and contingencies. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements, Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies during the three and six months ended July 31, 2019.

Revenue Recognition

Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, the Company satisfies a performance obligation.

Subscription Revenue

Subscription revenue is derived from customers accessing the Company’s proprietary hosted cloud application. The Company’s customers do not have the ability to take possession of the software operating the cloud application. The contracted subscription terms are typically one to three years.

The Company recognizes subscription revenue ratably over the subscription term, commencing on the date the service is provisioned.

Professional Services Revenue

Professional services revenue consists of managed services and implementation and other services. These services are distinct from subscription revenue.

Managed services support our customers by providing a range of ongoing services including program design, launch, enhancement, expansion and analytics. Managed services are a stand-ready obligation to perform these services over the term of the arrangement and as a result, revenues are recognized ratably over the term of the arrangement.

Implementation services consist primarily of initial design, integration and configuration services. Other professional services include insights projects that enable customers to gain insightful business information through data analysis, and the Company’s institute training programs. Implementation

Contracts with Multiple Performance Obligations

Most of the Company’s contracts with customers contain multiple performance obligations. The Company’s subscription services are sold for a broad range of amounts (the selling price is highly variable) and a representative standalone selling price (SSP) is not discernible from past transactions or other observable evidence. Standalone selling prices for professional services are estimated based upon observable transactions when those services are sold on a standalone basis. As a result, the SSP for subscription services included in a contract with multiple performance obligations is determined by applying a residual approach whereby performance obligations related to professional services within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with the residual amount of transaction price allocated to subscription services.

Contract Balances and Remaining Performance Obligations

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $0.8 million and $2.5 million as of July 31, 2019 and January 31, 2019, respectively, and are included within trade and other receivables, net, on the unaudited condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of services being provided. The Company recognized revenue of $83.4 million, $139.8 million for three and six months ended July 31, 2019, respectively, and $62.0 million and $106.2 million during the three months and six months ended July 31, 2018, respectively that was included in the deferred revenue balances at the beginning of the respective periods.

Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2019, the Company’s remaining performance obligations were $547.6 million, approximately 52% of which it expects to recognize as revenue over the next 12 months and the remaining balance thereafter.  As of January 31, 2019, the Company’s remaining performance obligations were $470.6 million, approximately 56% of which it expects to recognize as revenue over the next 12 months and the remaining balance thereafter.

The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less.

Revenue by Geography

The following table sets forth revenue by geographic area for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
North America	$71,887	$55,578	$143,334	$108,399
EMEA	16,050	14,467	31,333	27,367
Other	7,733	5,381	14,622	10,326
Total	$95,670	$75,426	$189,289	$146,092

The United States comprised 72%, 70%, 72% and 70% of the Company’s revenue in the three and six months ended July 31, 2019 and 2018, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the three and six months ended July 31, 2019 and 2018.

Deferred Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commission for new revenue contracts) are deferred and amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses in the unaudited consolidated statements of operations.

Commissions earned and capitalized during the three and six months ended July 31, 2019 was $9.1 million and $15.8 million, respectively.  Commissions earned and capitalized during the three and six months ended July 31, 2018 was $3.5 million and $6.6 million, respectively.  Amortization expense for deferred commissions during the three and six months ended July 31, 2019 was $4.5 million and $8.7 million, respectively.  Amortization expense for deferred commission during the three and six months ended July 31, 2018 was $3.1 million and $6.1 million respectively.

Business Combinations

The Company includes the results of operations of the businesses that it acquires from the date of acquisition. The Company determines the fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the unaudited condensed consolidated statements of operations.

When the Company issues payments or grants of equity to selling stockholders in connection with an acquisition, the Company evaluates whether the payments or awards are compensatory. This evaluation includes whether cash payments or stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for the cash to be paid or stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Stock-Based Compensation

The Company measures equity instruments, including stock options, restricted stock units (RSUs), and shares of common stock to be issued under the 2019 Employee Stock Purchase Plan (ESPP) based on the estimated grant-date fair value of the award. The Company calculates the fair value of options and shares of common stock to be issued under ESPP using Black-Scholes-Merton option-pricing model and the related expense is recognized over the offering period using the straight-line recognition method.

The Company measures RSUs based on the fair market value of the Company’s common stock on the grant date.

Prior to the IPO, the Company’s board of directors determined the fair value of its common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms.

After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock.

The RSUs that the Company has issued to date generally vest upon the satisfaction of both a service-based and a liquidity event-related performance vesting condition.  Certain RSUs, in addition to the satisfaction of the service-based and liquidity event-related performance vesting conditions, also require the fulfillment of a performance vesting condition which includes the achievement of certain subscription revenue growth targets.  The service-based vesting period is generally between three and four years. The liquidity event-related performance vesting condition is satisfied on the earlier of (i) a change in control event or (ii) the completion of an initial public offering of common stock, or a specified time period thereafter.

The liquidity condition was satisfied upon the completion of the IPO, and the Company recognized an expense of $23.1 million for RSUs that had met the service condition as of that date, using the accelerated recognition method.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a similar manner to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company for its fiscal year ending January 31, 2021 and interim periods thereafter. While the Company is evaluating the accounting, transition and disclosure requirements of the standard, the Company anticipates the recognition of additional assets and corresponding liabilities related to the leases on its balance sheets.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance will be effective for the Company for its fiscal year ending January 31, 2021 and interim periods thereafter. Early adoption is permitted. The Company is in the process of evaluating the impact of this accounting standard.

2. Cash Equivalents and Marketable Securities

As of July 31, 2019, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$18,226	$—	$—	$18,226
U.S. government and agency securities	200,974	32	—	201,006
Commercial paper	13,343	—	—	13,343
Corporate notes and bonds	9,946	14	—	9,960
Total	$242,489	$46	$—	$242,535
Included in cash and cash equivalents	$189,517	$—	$—	$189,517
Included in marketable securities	$52,972	$46	$—	$53,018

As of January 31, 2019, cash equivalents of $0.1 million consisted primarily of U.S. government treasury bills and approximated fair value and there were no marketable securities.

3. Fair Value of Assets and Liabilities

The Company estimates the fair value of cash equivalents, marketable securities and foreign currency derivative contracts by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data or other means.

Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. The inputs require significant management judgment or estimation.

All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.

The following tables represents the fair value of assets and liabilities measured at fair value on a recurring basis using the above hierarchy (in thousands):

	July 31, 2019				January 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$18,226	$—	$—	$18,226	$106	$—	$—	$106
Corporate notes and bonds	—	—	—	—
Commercial paper	—	9,453	—	9,453	—	—	—	—
U.S. government and agency securities	—	161,838	—	161,838	—	—	—	—
Total cash equivalents	18,226	171,291	—	189,517	106	—	—	106
Marketable securities:
Corporate notes and bonds	—	9,960	—	9,960	—	—	—	—
Commercial paper	—	3,890	—	3,890	—	—	—	—
U.S. government and agency securities	—	39,168	—	39,168	—	—	—	—
Total marketable securities	—	53,018	—	53,018	—	—	—	—
Derivative assets (note 4)	—	826	—	826	—	1,073	—	1,073
Total assets measured at fair value	$18,226	$225,135	$—	$243,361	$106	$1,073	$—	$1,179
Liabilities:
Derivative liabilities (note 4)	$—	$1,642	$—	$1,642	$—	$673	$—	$673
Total liabilities measured at fair value	$—	$1,642	$—	$1,642	$—	$673	$—	$673

4. Derivative Instruments

Cash Flow Hedges

The Company is exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. The Company has a hedging program in which it enters into foreign currency forward contracts related to certain customer contracts. The Company designates these forward contracts as cash flow hedging instruments since the accounting criteria for such designation have been met.

As of July 31, 2019 and January 31, 2019, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $9.4 million and $9.9 million, respectively. All contracts have maturities not greater than 13 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.

During the three and six months ended July 31, 2019 and 2018, all cash flow hedges were considered effective.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company also enters into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the condensed consolidated balance sheet at fair value. The forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other income (expense), net on the unaudited condensed consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.

As of July 31, 2019 and January 31, 2019, the Company had outstanding forward contracts with total notional values of $12.0 million and $2.5 million, respectively. All contracts have maturities not greater than 13 months.

The fair values of outstanding derivative instruments were as follows (in thousands):

	July 31, 2019	January 31, 2019
Derivative assets (recorded in prepaid expenses and other current assets):
Foreign currency forward contracts designated as cash flow hedges	$285	$621
Foreign currency forward contracts not designated as hedges	541	453
Derivative liabilities (recorded in accrued expenses and other current liabilities):
Foreign currency forward contracts designated as cash flow hedges	$789	$71
Foreign currency forward contracts not designated as hedges	853	602

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Condensed Statements of Comprehensive Loss Locations
		Three Months Ended July 31,		Six Months Ended, July 31,
		2019	2018	2019	2018
Gains (losses) recognized in other comprehensive loss (effective portion)	Change in unrealized gain (loss) on cash flow hedges, net of tax	$(467)	$(314)	$(610)	$38
Gains (losses) reclassified from other comprehensive loss into income (effective portion)	Revenues	115	(10)	219	(17)
Gains (losses) reclassified from other comprehensive loss into income (effective portion)	General and administrative	(145)	(188)	(139)	184
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Interest income and other income (expense), net	(29)	7	(62)	16

Of the gains (losses) recognized in other comprehensive loss for the effective portion of foreign currency forward contracts designated as cash flow hedges as of July 31, 2019 and January 31, 2019, $0.1 million and $(0.5) million, respectively, is expected to be reclassified out of other comprehensive loss within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

Derivative Type	Condensed Consolidated Statements of Operations Location
		Three Months Ended July 31,		Six Months Ended, July 31,
		2019	2018	2019	2018
Foreign currency forward contracts not designated as hedges	Interest income and other income (expense), net	$16	$(151)	$(43)	$87

As of July 31, 2019, information related to offsetting arrangements were as follows (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Asset Exposed
Derivative assets:
Counterparty A	$139	$—	$139	$—	$—	$139
Counterparty B	687	—	687	(687)	—	—
Total	$826	$—	$826	$(687)	$—	$139

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Liabilities Exposed
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,642	—	1,642	(687)	—	955
Total	$1,642	$—	$1,642	$(687)	$—	$955

As of January 31, 2019, information related to offsetting arrangements were as follows (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Asset Exposed
Derivative assets:
Counterparty A	$297	$—	$297	$—	$—	$297
Counterparty B	776	—	776	(673)	—	103
Total	$1,073	$—	$1,073	$(673)	$—	$400

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Liabilities Exposed
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	673	—	673	(673)	—	—
Total	$673	$—	$673	$(673)	$—	$—

5. Balance Sheet Components

The following table summarizes property and equipment which consists of the following (in thousands):

	July 31,	January 31,
	2019	2019
Computer equipment and software	$46,055	$43,605
Furniture, fixtures and equipment	556	2,790
Leasehold improvements	4,284	23,645
Equipment acquired under capital leases	11,568	6,125
Construction-in-progress	78	3,804
Total property and equipment, gross	62,541	79,969
Less accumulated depreciation and amortization	(37,499)	(36,980)
Property and equipment, net	$25,042	$42,989

Depreciation and amortization expense during the three and six months ended July 31, 2019 and 2018 totaled $3.5 million, $3.2 million, $6.7 million and $6.7 million, respectively, which includes depreciation of assets recorded under capital leases of $1.0 million, $0.1 million, $1.6 million and $0.1 million for the three and six months ended July 31, 2019 and 2018, respectively.

During the six months ended July 31, 2019, the Company recorded a net gain of approximately $4.0 million as a result of the termination of its lease for its former corporate headquarters which included the gain on the reversal of the deferred rent of $34.5 million, partially offset by the impairment of property and equipment of $20.7 million and cash payments associated with the termination and other fees of $9.8 million.

The following table summarizes accrued compensation which consists of the following (in thousands):

	July 31,	January 31,
	2019	2019
Accrued salaries and bonus	$8,094	$2,958
Accrued commissions	7,486	10,215
Accrued vacation	3,878	4,013
Payroll taxes	2,591	2,522
Accrued compensation	$22,049	$19,708

6. Business Combinations

On May 16, 2019, the Company acquired Strikedeck Inc. (Strikedeck), a privately-held company and provider of customer success platform for business-to-business customers.  The purchase consideration was $11.0 million in cash.

On June 17, 2019, the Company acquired Cooladata Ltd. (Cooladata), a privately-held company for a purchase price of $7.6 million in cash.  Cooladata is a cloud-based behavioral analytics platform that can derive and predict customer sentiment.

On July 15, 2019, the Company acquired Promoter.io Inc. (Promoter.io), a privately-held company for a purchase price of $2.3 million in cash. Promoter.io is a Net Promoter Score (NPS) platform for small and medium sized businesses that can measure loyalty and customer sentiment using the NPS.

The above transactions were each accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The fair value of developed technologies was determined by using the Multiple Period Excess Method and the trademarks were determined using the Royalty Relief Method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill resulting from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisitions will be deductible for income tax purposes.

The following table summarizes the acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Strikedeck		Cooladata		Promoter.io
	Amount	Useful Life	Amount	Useful Life	Amount	Useful Life
Net (liabilities) assumed	$(305)		$(2,784)		$(397)
Intangibles
Developed technology	4,000	5 years	4,600	5 years	700	5 years
Trademarks					200	5 years
Goodwill	6,803		5,530		1,191
Total purchase price, net of cash acquired	$10,498		$7,346		$1,694

The financial results for the above acquisitions are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through July 31, 2019.

The pro forma impact of these acquisitions on unaudited condensed consolidated revenue, income (loss) from operations and net loss was not material.

7. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of January 31, 2019	$16,745
Acquisitions of Strikedeck, Cooladata, and Promoter.io	13,524
Balance as of July 31, 2019	$30,269

The carrying amount of intangible assets, net was as follows (in thousands):

	January 31,	Intangibles	Accumulated	July 31,	Weighted Average Remaining Useful Life
	2019	acquired	Amortization	2019	Years
Developed technology	$1,900	$9,300	$(1,959)	$9,241	5
Trademarks	—	200	(2)	198	5
	$1,900	$9,500	$(1,961)	$9,439

Developed technology and trademarks names are amortized over a five year period.

The total amortization expense for intangible assets was $0.3 million, $0.4 million, $0.1 million and $0.3 million for the three and six months ended July 31, 2019 and 2018, respectively.

The estimated aggregate future amortization expense of intangible assets as of July 31, 2019 is as follows (stated in thousands):

Remainder of 2020	$1,035
2021	2,043
2022	1,905
2023	1,905
2024	1,905
Thereafter	646
Total	$9,439

8. Commitments and Contingencies

Operating and Capital Leases

The Company leases certain office and data center facilities which are operating leases as well as equipment leases which are capital leases.  There were no material changes to the future minimum lease payments by year under the noncancelable leases reported in the Prospectus.

Revolving Line of Credit

As of July 31, 2019 and January 31, 2019, the Company maintained a revolving line of credit that matures in September 2020 and provides for aggregate borrowings of up to $50.0 million. Prior to the maturity date, the Company has the option to borrow an aggregate amount not to exceed $15.0 million and convert the borrowing to a term loan (Term-Out Loan), provided that no prior event of default has occurred. The existing aggregate borrowing amount on the revolving line of credit is reduced by the amount of the Term-Out Loan. Principal payments on the Term-Out Loan are repaid in consecutive monthly installments. The maturity date is the earlier of (i) 48 months after such Term-Out Loan was made and (ii) September 2023. The applicable interest rate for borrowings under the revolving line of credit and the Term-Out Loan are determined as follows: for borrowings less than $5.0 million, the interest rate is based on the Wall Street Journal’s Prime Rate plus a 0.5% margin. For borrowings greater than or equal to $5.0 million, but less than $10.0 million, the interest rate is based on the Wall Street Journal’s Prime Rate. For borrowings greater or equal to $10.0 million, the interest rate is based on the Wall Street Journal’s Prime Rate minus a 0.5% applicable margin.

Standby letters of credit related to the Company’s office lease facilities of $3.7 million and $10.5 million were outstanding as of July 31, 2019 and January 31, 2019, respectively, and such amounts reduce aggregate borrowings available under the revolving line of credit. As of July 31, 2019 and January 31, 2019, $46.3 million and $39.5 million, respectively, was available for borrowing under the revolving line of credit.

As of July 31, 2019 and January 31, 2019, the Company was in compliance with the financial covenants contained in the revolving line of credit. The revolving line of credit requires the Company to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the credit agreement.

Warranties, Indemnification, and Contingent Obligations

The Company’s arrangements generally include provisions indemnifying customers against liabilities if their customer data is compromised due to a breach of information security, or if the Company’s applications or services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any costs as a result of such indemnification and has not accrued any liabilities related to such obligations in the consolidated financial statements.

The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. To date, the Company has not experienced any significant failures to meet defined levels of performance and response. In connection with the service level agreements, the Company has not incurred any significant costs and has not accrued any liabilities in the consolidated financial statements. The Company’s subscription services agreements also generally include a warranty that the service performs in accordance with the applicable specifications document. The Company’s professional services are generally warranted to be performed in a professional manner and in a manner that will comply with the terms of the customer agreements. To date, the Company has not incurred any material costs associated with these warranties.

9. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company recorded tax expense of $0.3 million and $0.9 million for the three and six months ended July 31, 2019, respectively, and $0.7 million and $1.0 million for the three and six months ended July 31, 2018, respectively.  The income tax expense for the three and six months ended July 31, 2019 was primarily attributable to state taxes, foreign income and foreign withholding taxes partially offset by a $0.4 million benefit related to the reduction of the valuation allowance due to the Strikedeck acquisition in the three months ended July 31, 2019. The income tax expense for the three and six months ended July 31, 2018 was primarily attributable to state taxes, foreign income and foreign withholding taxes.

10. Equity Incentive Plans

The Company’s 2008 Equity Incentive Plan (the 2008 Plan) provides for the granting of options to purchase shares of common stock, RSUs and stock appreciation rights to employees, directors, and consultants of the Company. The 2008 Plan provides for grants of immediately exercisable options; however, such exercises contain repurchase provisions that provide the Company with rights to repurchase any unvested common stock upon termination of employment at the original exercise price.

In December 2017, the Company’s board of directors adopted, and in February 2018 the stockholders approved, the 2017 Equity Incentive Plan (the 2017 Plan), with an initial share reserve of 3,000,000 shares of common stock, plus any reserved but unissued shares under the 2008 Plan. The 2017 Plan is the successor to and continuation of the 2008 Plan. The 2017 Plan provides for at the Company’s discretion, grants of immediately exercisable options, subject to repurchase provisions. Options and RSUs granted generally vest between three to four years. During fiscal 2019 and the six months ended July 31, 2019, the compensation committee of the Company’s board of directors approved an increase to the share reserve for issuance under the 2017 Plan by 22,000,000 shares and 5,000,000 shares, respectively.

In June 2019, the Company’s board of directors adopted, and the stockholders approved, the 2019 Equity Incentive Plan (the 2019 Plan), with an initial share reserve of 19,000,000, plus any reserved but unissued shares under the 2017 Plan.  The 2019 Plan became effective July 17, 2019 and is the successor to and continuation of the 2008 and 2017 Plans.  Stock options and RSU’s granted generally vest between three to four years.

In connection with the IPO, the 2008 and the 2017 Plans were terminated. All shares that remained available for future issuance under the 2008 and 2017 Plans at that time were transferred to the 2019 Plan. To the extent that grants outstanding under the 2008 and 2017 Plans terminate, cancel or are forfeited, the shares reserved for issuance under such grants are transferred to the 2019 Plan and become available for subsequent grant thereunder.

In June, 2019, the Company’s board of directors adopted, and the stockholders approved, the Employee Stock Purchase Plan (ESPP), which qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, and pursuant to which 4,000,000 shares of common stock were reserved for future issuance. The ESPP became effective on July 17, 2019. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP covers six months and consists generally of one six-month purchase period, except for the first purchase period post-IPO which consists of eight months. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the fair market value of the Company's common stock on the last day of each purchase period.

The Plan activity is as follows:

	Six Months Ended July 31,
	2019	2018
Opening balance	4,023,140	3,725,180
Shares authorized	24,000,000	5,000,000
Options and RSUs granted	(7,016,256)	(9,324,211)
Cancelled shares	1,884,668	2,117,042
Ending balance	22,891,552	1,518,011

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of subscription revenue	$869	$321	$1,156	$600
Cost of professional services revenue	2,690	719	3,247	1,242
Research and development expense	3,658	1,755	5,241	4,180
Sales and marketing expense	8,475	1,909	9,968	3,440
General and administrative expense	19,487	1,780	23,529	3,659
Total stock-based compensation	$35,179	$6,484	$43,141	$13,121

Options Activity

The fair value of each stock option granted to employees was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions.  The Company did not issue any options during the three months ended July 31, 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Risk-free interest rate	—	2.8% - 2.9%	2.5%	2.5% - 2.9%
Expected volatility	—	40% - 42%	41%	40% - 44%
Expected term (in years)	—	5.50 - 6.69	5.85	5.50 - 6.69
Expected dividend rate	—	—	—	—

The following table summarizes the option activity:

	Options Outstanding
			Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price per	Contractual	Value
	Shares	Share	Term (years)	(in thousands)
Balance as of January 31, 2019	52,797,213	$5.27	8.12	$388,631
Options granted	478,278	12.63		13,752
Options exercised	(3,259,840)	3.97
Options cancelled or expired	(1,745,103)	6.17
Balance as of July 31, 2019	48,270,548	$5.40	7.70	$1,663,031
Exercisable at July 31, 2019	22,784,604	$4.22	6.44	$811,614

The weighted-average grant-date fair value of options granted during the six months ended July 31, 2019 was $5.38 per share. The grant date fair value of stock options vested during the six months ended July 31, 2019 was $13.4 million.  The unrecognized compensation expense related to stock options was $63.4 million as of July 31, 2019 and is expected to be recognized over a weighted-average remaining recognition period of 2.8 years.

Restricted Stock Units Activity

The following table summarizes the restricted stock unit activity:

	Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 31, 2019	3,155,197	$6.29	—	$—
Shares granted	5,637,399	13.85	900,579	13.91
Shares cancelled and expired	(139,565)	13.44	—	—
Balance as of July 31, 2019	8,653,031	$11.05	900,579	$13.91

The unrecognized compensation expense related to RSUs, including Performance Restricted Stock Units as of July 31, 2019 was $77.4 million and is expected to be recognized over a weighted-average remaining recognition period of 3.8 years.

Employee Stock Purchase Plan

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

July 31, 2019
Risk-free interest rate	1.9%
Expected volatility	38%
Expected term (in years)	0.65
Expected dividend rate	—

The fair value of stock purchase rights granted under the ESPP during the three months ended July 31, 2019 was $5.78 per share.  As of July 31, 2019, the Company had $3.7 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.6 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Numerator:
Net Loss	$(38,284)	$(28,147)	$(40,843)	$(55,675)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,986	25,970	37,248	25,345
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(1.08)	$(1.10)	$(2.20)

The potential shares of common stock that were exclude from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Convertible preferred stock	—	72,395	—	72,395
Stock options	48,271	44,509	48,271	44,509
Restricted stock units	9,554	—	9,554	—
ESPP	683	—	683	—
Common stock warrant	—	75	—	75
Convertible Preferred stock warrant	56	56	56	56
Unvested early exercises subject to repurchase	28	248	28	248
Total	58,592	117,283	58,592	117,283

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year ends January 31.

Overview

Medallia created a new category of enterprise software, experience management. Our SaaS platform, the Medallia Experience Cloud, captures experience data from massive and expanding signal fields emitted by customers and employees on their daily journeys. We utilize our proprietary AI technology to analyze structured and unstructured data from these signal fields across human, digital and IoT interactions at great scale to derive personalized and predictive insights that drive action with tremendous business results. Using our technology, enterprises reduce churn, turn detractors into promoters and buyers, and create in-the-moment cross-sell and up-sell opportunities, providing clear and potent returns on investment.

We offer our platform through a SaaS business model. We use a “land and expand” model, which once customers have deployed our platform, they often increase the number of end-users through expansion to additional business units and geographies. We sell subscriptions to our platform and professional services primarily through our direct sales team. We focus our selling efforts on both business leaders who are often making a strategic purchase of our platform with the potential for broad use throughout their enterprises, as well as functional leaders purchasing for their teams. We price our subscriptions based on the functionality and capacity needs of our customers. Subscription periods for our customers generally range from one to three years and we customarily invoice customers in advance in annual installments.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Customers

We measure and track the number of customers because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. As of July 31, 2019 and 2018, we had 613 and 486 customers1, respectively.

We also serve a variety of small and mid-size businesses that prove our products applicability across all levels of the market. These customers are not included in our customer count.

Subscription Billings

We use subscription billings to measure and monitor our ability to sell subscriptions to our platform to both new and existing customers and our ability to provide our business with the working capital generated by upfront payments from our customers. Subscription billings on a trailing 12-month basis also help investors better understand our subscription sales activity for a particular period, which is not necessarily reflected in our subscription revenue given that we recognize subscription revenue ratably over the subscription term.

[1]	See Risk Factors, for parent entity customer data.

We define subscription billings, a non-GAAP financial measure, as total subscription revenue plus the change in subscription deferred revenue and contract assets (unbilled receivables) in the period. We measure subscription billings on a trailing 12-month basis because subscription billings vary from quarter to quarter due to invoice timing. Subscription billings in any particular period reflects amounts invoiced for subscriptions to access our platform. We typically invoice our customers annually in advance for subscriptions to our platform.

The following table sets forth our subscription billings and growth rate, and provides a reconciliation of subscription revenue to subscription billings, for the periods presented:

	Twelve Months Ended July 31,
	2019	2018
	(in thousands, except percentages)
Subscription revenue	$277,374	$221,088
Change in subscription deferred revenue and contract assets (unbilled receivables)	39,774	16,753
Subscription billings	$317,148	$237,841
Subscription billings growth rate	33%

Our use of subscription billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Subscription billings are recognized when invoiced, while the related subscription revenue is recognized ratably over the subscription term. Also, other companies, including companies in our industry, may not use subscription billings, may calculate subscription billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of subscription billings as a comparative measure.

Dollar-based Net Revenue Retention

We use a dollar-based net revenue retention rate to measure our ability to retain and expand business generated from our existing customers. Our dollar-based net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, calculated on a trailing twelve-month basis. We focus on a dollar-based net revenue retention rate metric because it captures the full impact on revenue of customers expanding, decreasing or ending their subscriptions. Our dollar-based net revenue retention rate was 119% as of each of July 31, 2019 and 2018, on a trailing twelve-month basis.

We calculate our dollar-based net revenue retention rate by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the prior 12-month period by (ii) subscription revenue from the same customers in the prior trailing 12-month period. For the purposes of calculating our dollar-based net revenue retention rate, we count as customers all parent companies of each billing entity enterprise. We believe that our ability to retain customers and expand their use of our platform over time is an indicator of the stability of our revenue base and the long-term value of our relationships with customers. If our dollar-based net revenue retention rate for a period exceeds 100%, this means that the subscription revenue retained during the period, which includes up-sells and cross-sells, more than offset the subscription revenue lost from customers that did not renew all or a portion of their contracts with us during that period.

Components of Results of Operations

Revenue

We generate revenue from sales of subscriptions and related professional services. Professional services include managed services and implementation and other services. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue.

Subscription revenue is recognized ratably over the related contractual term, generally beginning on the date that our platform is made available to a customer. In general, our agreements are non-cancellable and we primarily bill in advance annually for our multi-year contracts. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Subscription revenue as a percentage of total revenue may vary from period to period.

Professional services revenue includes fees associated with managed services and one-time implementation and other services. Managed services support our customers by providing a range of ongoing services, including program design, launch, enhancements, expansion and analytics. Managed services are typically sold on a fixed-fee recurring basis. Managed services are a stand-ready obligation to perform these services over the term of the arrangement and as a result, revenue is recognized ratably over the term of the arrangement.

Implementation and other services are sold on a fixed-fee or time-and-materials basis and consist primarily of initial design, integration and configuration services. In addition, we provide advisory services that enable customers to gain insightful business information through data analysis and our institute training programs. Implementation and other services revenue is recognized as services are performed.

As we continue to increase the number of partners that provide implementation and advisory services, we generally expect professional services revenue to decrease as a percentage of total revenue in the long term, although this percentage may vary from period to period.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of software, hardware and hosting costs, personnel-related expenses including stock-based compensation and allocated overhead costs for our subscription operations, security and customer support departments and outside services and third-party costs.

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of personnel-related expenses including stock-based compensation, travel expense and allocated overhead costs associated with the delivery of managed services, implementation and other service offerings, facility costs and outside services.

We expect our cost of revenue will increase in absolute dollars in future periods as we continue to invest in our business and may vary from period to period as a percentage of revenue.

Gross Profit and Gross Margin

Gross profit is total revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may vary from period to period as our mix or cost of revenue fluctuates. Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, which is close to break even or negative in recent periods. In addition, we may experience changes in our professional services gross margin due to the timing of delivery of implementation and other services. We expect our gross margin may vary from period to period and increase modestly in the long term.

Operating Expenses

Research and Development

Research and development expenses primarily consists of personnel-related expenses including stock-based compensation, travel expenses and allocated overhead costs, and facility costs, software and hardware costs and depreciation. Our research and development efforts focus on maintaining and enhancing functionality of existing services and adding new products and features. We believe that continued investment in our platform is important for our growth. Although we expect our research and development expenses will increase in absolute dollars in future periods and may vary from period to period as a percentage of revenue in the near term, we expect that research and development expenses will decline as a percentage of revenue in the long term.

Sales and Marketing

Sales and marketing expenses primarily consists of personnel-related expenses including stock-based compensation, travel expenses and allocated overhead expenses and marketing and promotional activities expenses including our annual Experience conference, advertising, facility and training costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be five years. We intend to continue to invest in sales and marketing to help drive the growth of our business. Although we expect our sales and marketing expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term, we expect that sales and marketing expenses will decline as a percentage of revenue in the long term.

General and Administrative

General and administrative expenses primarily consists of personnel-related expenses including stock-based compensation, travel expenses and overhead costs, and facility costs and outside services.

We expect to incur additional general and administrative expenses to support the growth of the Company as well as our transition to being a publicly traded company. We expect that general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

As a result of certain stock-based compensation charges described in Note 1: Description of Business and Summary of Significant Accounting Policies - Stock-Based Compensation, in our notes to the unaudited condensed consolidated financial statements, our cost of revenue and operating expenses increased significantly in absolute dollars and as a percentage of revenue during the three and six months ended July 31, 2019.

Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Subscription	$74,547	$60,099	$146,259	$115,682
Professional services	21,123	15,327	43,030	30,410
Total revenue	95,670	75,426	189,289	146,092
Cost of revenue:
Subscription	14,699	11,968	28,160	23,403
Professional services	20,184	17,591	39,318	33,776
Total cost of revenue	34,883	29,559	67,478	57,179
Gross profit	60,787	45,867	121,811	88,913
Operating expenses:
Research and development	22,693	22,409	42,309	45,585
Sales and marketing	46,470	38,623	80,085	74,053
General and administrative	30,076	12,404	39,914	23,920
Total operating expenses	99,239	73,436	162,308	143,558
Loss from operations	(38,452)	(27,569)	(40,497)	(54,645)
Interest income and other income (expense), net	431	154	573	18
Loss before provision for income taxes	(38,021)	(27,415)	(39,924)	(54,627)
Provision for income taxes	263	732	919	1,048
Net loss	$(38,284)	$(28,147)	$(40,843)	$(55,675)

The following table sets forth our unaudited consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Revenue:
Subscription	78%	80%	77%	79%
Professional services	22%	20%	23%	21%
Total revenues	100%	100%	100%	100%
Cost of revenue:
Subscription	15%	16%	15%	16%
Professional services	21%	23%	21%	23%
Total cost of revenue	36%	39%	36%	39%
Gross profit	64%	61%	64%	61%
Operating expenses:
Research and development	24%	30%	22%	31%
Sales and marketing	49%	51%	42%	51%
General and administrative	31%	16%	21%	16%
Total operating expenses	104%	97%	86%	98%
Loss from operations	(40)%	(37)%	(21)%	(37)%
Interest income and other income (expense), net	0%	0%	0%	0%
Loss before provision for income taxes	(40)%	(36)%	(21)%	(37)%
Provision for income taxes	0%	1%	0%	1%
Net loss	(40)%	(37)%	(21)%	(38)%

Three and Six Months Ended July 31, 2019 and 2018

Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Subscription	$74,547	$60,099	$14,448	24%	$146,259	$115,682	$30,577	26%
Professional services	21,123	15,327	5,796	38%	43,030	30,410	12,620	41%
Total revenue	$95,670	$75,426	$20,244	27%	$189,289	$146,092	$43,197	30%

Total revenue was $95.7 million for the three months ended July 31, 2019, compared to $75.4 million for the three months ended July 31, 2018, which is an increase of $20.2 million, or 27%.  Total revenue was $189.3 million for the six months ended July 31, 2019, compared to $146.1 million for the six months ended July 31, 2018, which is an increase of $43.2 million, or 30%.

Subscription revenue accounted for 78% and 80% of our revenue for the three months ended July 31, 2019 and 2018, respectively. Subscription revenue increased by $14.4 million, or 24%, for the three months ended July 31, 2019, compared to the three months ended July 31, 2018.  Subscription revenue accounted for 77% and 79% of our revenue for the six months ended July 31, 2019 and 2018, respectively.  Subscription revenue increased by $30.6 million, or 26% for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase in subscription revenues was due primarily to a higher number of customer contracts as compared to the same six-month period in 2018.

Professional services revenue increased by $5.8 million, or 38% for the three months ended July 31, 2019, compared to the three months ended July 31, 2018.  Professional services revenue increased by $12.6 million or 41% for the six months ended July 31, 2019 as compared to the six months ended July 31, 2018.  The increase in professional services revenues was primarily driven by more implementation services.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$14,699	$11,968	$2,731	23%	$28,160	$23,403	$4,757	20%
Professional services	20,184	17,591	2,593	15%	39,318	33,776	5,542	16%
Total cost of revenue	$34,883	$29,559	$5,324	18%	$67,478	$57,179	$10,299	18%
Gross profit	$60,787	$45,867	$14,920		$121,811	$88,913	$32,898
Gross margin:
Subscription	80%	80%			81%	80%
Professional services	4%	(15)%			9%	(11)%
Total gross margin	64%	61%			64%	61%

Total cost of revenue was $34.9 million for the three months ended July 31, 2019, compared to $29.6 million for the three months ended July 31, 2018, an increase of $5.3 million, or 18%. Total cost of revenue was $67.5 million for the six months ended July 31, 2019, compared to $57.2 million for the six months ended July 31, 2018, an increase of $10.3 million or 18%.

Cost of subscription revenue increased by $2.7 million, or 23%, for the three months ended July 31, 2019, compared to the three months ended July 31, 2018. The increase was primarily due to higher personnel-related expenses of $1.4 million as the result of higher stock-based compensation costs and an increase of $1.0 million in hosting costs, software and depreciation on hardware related to infrastructure necessary to support our customer base. Cost of subscription revenue increased by $4.8 million, or 20%, for the six months ended July 31, 2019, compared to the six months ended July 31, 2018. The increase was primarily due higher personnel-related expenses of $2.1 million due to higher stock-based compensation cost and an increase of $1.9 million in hosting costs, software and hardware related to infrastructure necessary to support our customer base.

Cost of professional services revenue increased by $2.6 million, or 15%, for the three months ended July 31, 2019, compared to the three months ended July 31, 2018. The increase was primarily due to higher personnel-related expenses of $2.4 million as the result of higher stock-based compensation costs. Cost of professional services revenue increased by $5.5 million, or 16%, for the six months ended July 31, 2019, compared to the six months ended July 31, 2018. The increase was primarily due to higher personnel-related expenses of $2.3 million and an increase of $2.8 million in outside services.

Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Research and development	$22,693	$22,409	$284	1%	$42,309	$45,585	$(3,276)	(7)%
Percentage of revenue	24%	30%			22%	31%

Research and development expenses was relatively flat for the three months ended July 31, 2019, compared to the three months ended July 31, 2018. Research and development expenses decreased by $3.3 million, or 7%, for the six months ended July 31, 2019, compared to the six months ended July 31, 2018.  The decrease was primarily due to lower personnel-related expenses of $2.2 million due to moving resources to lower cost jurisdictions.  In addition, the decrease in facility costs of $1.1 million was due to our cost reduction initiatives.

	Three Months Ended July 31,				Six Months Ended July 31
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$46,470	$38,623	$7,847	20%	$80,085	$74,053	$6,032	8%
Percentage of revenue	49%	51%			42%	51%

Sales and marketing expenses increased by $7.8 million, or 20%, for the three months ended July 31, 2019, compared to the three months ended July 31, 2018. This increase was primarily due to personnel-related costs of $5.1 million as a result of higher stock-based compensation costs, an increase in marketing expenses of $3.8 million primarily related to digital marketing costs, partially offset by a decrease in facilities costs of $0.6 million.  Sales and marketing expenses increased by $6.0 million, or 8%, for the six months ended July 31, 2019, compared to the six months ended July 31, 2018.  This increase was primarily due to personnel-related costs of $3.7 million as a result of higher stock-based compensation expense offset by decrease in headcount related to non-quota sales personnel.  In addition, marketing expenses increased by $4.8 million primarily related to digital marketing costs, partially offset by a decrease in facilities costs of $1.5 million.

	Three Months Ended July 31,				Six Months Ended July 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
General and administrative	$30,076	$12,404	$17,672	142%	$39,914	$23,920	$15,994	67%
Percentage of revenue	31%	16%			21%	16%

General and administrative expenses increased by $17.7 million, or 142%, for the three months ended July 31, 2019, compared to the three months ended July 31, 2018. General and administrative expenses increased by $16.0 million, or 67%, for the six months ended July 31, 2019, compared to the six months ended July 31, 2018. The increase was primarily due to higher stock-based compensation expense mainly related to our RSU’s being recognized upon the IPO partially offset by a one-time gain of $4.0 million due to the termination of our former corporate headquarters lease in San Mateo.

Interest Income and Other Income (Expense), Net and Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Other income and other income (expense), net
Other income	$890	$282	$608	216%	$1,470	$502	$968	193%
Other expense	(459)	(128)	(331)	259%	(897)	(484)	(413)	85%
Interest income and other income (expense), net	$431	$154	$277	180%	$573	$18	$555	3083%
Provision for income taxes
Provision for income taxes	$263	$732	$(469)	(64)%	$919	$1,048	$(129)	(12)%

Interest income and other income (expense), net increased during the three and six months ended July 31, 2019 due to the higher cash and cash equivalents and marketable securities balances from proceeds of the Series F convertible preferred stock during 2019 as compared to the same three and six months ended July 31, 2018.

Other expense increased during the three and six months ended July 31, 2019 due to an increase in foreign exchange losses and an increase in interest expense due to capital leases as compared to the three and six months ended July 31, 2018.

Income tax expense decreased by $0.5 million for the three months ended July 31, 2019 compared to the three months ended July 31, 2018 due to a reduction in foreign income taxes and the $0.4 million benefit  related to the reduction of the valuation allowance due to the Strikedeck acquisition partially offset by an increase in foreign withholding taxes.

Income tax expense decreased by $0.1 million for the six month period ended July 31, 2019 compared to the six month period ended July 31, 2018 due to a reduction in foreign income taxes and the $0.4 million benefit related to the reduction of the valuation allowance due to the Strikedeck acquisition partially offset by an increase in foreign withholding taxes.

Liquidity and Capital Resources

As of July 31, 2019, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $417.4 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of bank deposits, money market funds, corporate notes and bonds, commercial paper and U.S. government and agency securities.

In July 2019, we completed our IPO and concurrent private placement and received aggregate net cash proceeds, including the concurrent private placement, after deducting underwriting discounts and commissions, and offering costs, of $320.4 million. In February 2019, we issued and sold 4,666,666 shares of our Series F convertible preferred stock at a purchase price of $15.00 per share for approximately $69.8 million, net of issuance costs.

We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, and the continuing market acceptance of the platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Credit Facility

In April 2013, we entered into a revolving line of credit agreement to provide borrowings of up to $15.0 million. In September 2016, we entered into an amended and restated revolving line of credit agreement to increase the aggregate borrowing under the revolving credit line up to $40.0 million. In May 2018, we entered into the SVB Credit Facility, which amended and restated our existing revolving line of credit agreement to increase the aggregate borrowing amount to $50.0 million.

The outstanding balance, if any, is due at the maturity date in September 2020. At any point prior to the maturity date, at our option we may borrow an aggregate amount not to exceed $15.0 million and convert the borrowing to a term loan (Term-Out Loan), provided that no prior event of default had occurred. The existing aggregate borrowing amount under the SVB Credit Facility would be reduced by the amount of the Term-Out Loan. Principal payments on the Term-out Loan would be repaid in consecutive monthly installments. The Term-Out Loan maturity date is the earliest to occur between (i) the date that is 48 months after such Term-Out Loan was made and (ii) September 2023. The applicable rate for borrowings under the SVB Credit Facility and the Term-Out Loan would be determined by the following: For borrowings less than $5.0 million, the interest rate is based on the Wall Street Journal’s Prime Rate plus a 0.5% margin. For borrowings greater than or equal to $5.0 million, but less than $10.0 million, the interest rate is based on the Wall Street Journal’s Prime Rate. For borrowings greater or equal to $10.0 million, the interest rate is based on the Wall Street Journal’s Prime Rate minus a 0.5% margin.

As of July 31, 2019, there were no amounts drawn against the SVB Credit Facility. Of the aggregate borrowing amount of $50.0 million, $3.7 million was used to secure standby letters of credit related to our office lease facilities as of July 31, 2019. The remaining amount of $46.3 million was available for borrowing under the SVB Credit Facility as of July 31. The standby letters of credit typically cover a one-year period, bear a commitment fee of approximately 1% of the amount and auto-renew at the end of the stated period.

As of July 31, 2019, we were in compliance with the financial covenants contained in the SVB Credit Facility. The SVB Credit Facility requires us to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the agreement.

Cash Flow Hedging

We conduct business on a global basis in multiple foreign currencies, which subjects us to foreign currency fluctuations resulting from customer contracts and operating expenses denominated in foreign currencies. To protect our margin, we have instituted a cash flow hedging program to help mitigate the variability in cash flows due to certain foreign currency fluctuations. For revenues, we enter into foreign currency forward contracts to sell foreign currencies to hedge the non-U.S. dollar denominated revenue related to year two and year three of our multi-year customer contracts. For expenses, we enter into foreign currency forward contracts to purchase foreign currencies to hedge a percentage of certain non-U.S. dollar denominated operating expenses over the next 12 months.

Cash Flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2019	2018
Net cash used in operating activities	$(2,642)	$(13,781)
Net cash used in investing activities	(77,260)	(891)
Net cash provided by financing activities	399,492	4,252
Effect of currency translation on cash and cash equivalents	(47)	(215)
Net increase (decrease) in cash and cash equivalents	$319,543	$(10,635)

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services fees. Our primary uses of cash from operating activities are for personnel-related expenses, facilities costs and rent, marketing expenses and hosting fees. We typically experience relatively higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.

Cash used in operating activities for the six months ended July 31, 2019 of $2.6 million primarily related to our net loss of $40.8 million, adjusted for non-cash charges of $44.2 million and net cash outflows of $6.0 million from changes in operating assets and liabilities.  The primary drivers of the changes in our operating assets and liabilities related to $39.2 million decrease in deferred revenue, $15.8 million increase in deferred commissions and $7.4 million increase in prepaid expenses and other current assets, partially offset by $50.2 million in decrease in accounts receivable and $6.2 million increase in accounts payable and accrued expense and other liabilities.

Cash used in operating activities for the six months ended July 31, 2018 of $13.8 million primarily related to our net loss of $55.7 million, adjusted for non-cash charges of $25.8 million and net cash inflows of $16.1 million from changes in operating assets and liabilities.  The primary drivers of the changes in our operating assets and liabilities relate to the decrease in accounts receivable of $53.1 million, an increase in accounts payable and accrued expenses and other liabilities of $1.8 million and decrease in prepaid expenses and other assets of $0.7 million, partially offset by a decrease in deferred revenue of $32.9 million and an increase in deferred commissions of $6.6 million.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2019 of $77.3 million was the result of net purchases of marketable securities of $52.5 million and the acquisitions, net of cash acquired of Strikedeck Inc. Cooladata Ltd., and Promoter.io Inc. for $19.5 million, as well the purchases of property, equipment and other of $5.2 million.

Cash used in investing activities for the six months ended July 31, 2018 of $0.9 million was the result of purchases of property and equipment $4.1 million, partially offset by net proceeds from marketable securities of $3.2 million.

Financing Activities

Cash provided by financing activities for the six months ended July 31, 2019 of $399.5 million consisted of $320.4 million in proceeds from the IPO, net of issuance costs and underwriters discounts and concurrent private placement, $69.8 million from our series F convertible preferred stock financing, $13.0 in proceeds from the exercise of stock options, partially offset by $2.3 million repayment of debt assumed in acquisition and $1.4 million on capital lease payments.

Cash provided by financing activities for the six months ended July 31, 2018 of $4.3 million consisted of proceeds from the exercises of stock options, net of repurchases of unvested early exercises.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and data center facilities and capital leases for certain equipment. There have been no material changes in our contractual obligations and commitments since our IPO.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except for the letters of credit described in Note 8 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as related disclosures. Because these estimates and judgments may change from period to period, actual results could differ materially, which may negatively affect our financial condition or results of operations. We base our estimates and judgments on historical experience and various other assumptions that we consider reasonable, and we evaluate these estimates and judgments on an ongoing basis. We refer to such estimates and judgments, discussed further below, as critical accounting policies and estimates.

There have been no material changes to these policies and estimates for the three and six months ended July 31, 2019, from those disclosed in our Prospectus except as noted below:

Business Combinations

We include the results of operations of the businesses that we acquire from the date of acquisition. We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the unaudited condensed consolidated statements of operations.

When we issue payments or grants of equity to selling stockholders in connection with an acquisition, we evaluate whether the payments or awards are compensatory. This evaluation includes whether cash payments or stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for the cash to be paid or stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

Recent Accounting Pronouncements

See “Note 1—Description of Business and Summary of Significant Accounting Policies” of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of July 31, 2019, we had cash, cash equivalents and marketable securities of $417.4 million.

As of July 31, 2019, the SVB Credit Facility consisted of a $50.0 million available revolving line of credit. Borrowings on the SVB Credit Facility bear interest at a floating per annum rate equal to the Wall Street Journal’s Prime Rate plus or minus a margin. Although there was no outstanding balance under the SVB Credit Facility as of July 31, 2019, we may draw on the facility in future periods.

A hypothetical 100bp change in interest rates would not result in a material impact on our unaudited condensed consolidated financial statements.

Foreign Currency Exchange Risk

We conduct business on a global basis in multiple currencies, including the U.S dollar, Euro, British pound, Argentine peso, Canadian dollar, Australian dollar and Swiss franc. This subjects us to foreign currency fluctuations resulting from customer contracts and operating expenses denominated in foreign currencies. To protect our margin, we instituted a cash flow hedging program to help mitigate the variability in cash flows due to certain foreign currency fluctuations. For revenues, we enter into foreign currency forward contracts to sell foreign currencies to hedge the non-U.S. dollar denominated revenue related to year two and year three of our multi-year customer contracts. For expenses, we enter into foreign currency forward contracts to purchase foreign currencies to hedge a percentage of certain non-U.S. dollar denominated operating expenses over the next 12 months. For further details on our hedging program refer to Note 4 of our notes to the unaudited condensed consolidated financial statements.

We operate in Argentina and the inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina’s reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina’s reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the year ended January 31, 2019. The change to highly inflationary accounting did not have a material impact on our unaudited consolidated financial statements for the six months ended July 31, 2019 and year ended January 31, 2019.

A hypothetical 10% change in foreign currency exchange rates would not result in a material impact on our unaudited consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. We are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited consolidated financial statements and related notes thereto, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We have incurred significant net losses in recent years, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in recent periods, including net losses of approximately $40.8 million, $55.7 million for the six months ended July 31, 2019 and 2018, respectively and $82.2 million and $70.4 million for the fiscal years ended January 31, 2019 and 2018, respectively. We had an accumulated deficit of approximately $409.5 million as of July 31, 2019. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. We have expended and expect to continue to expend substantial financial and other resources on:

•

developing our Experience Management platform, including investing in our research and development team, developing or acquiring new products, features and functionality and improving the scalability, availability and security of our platform;

•

our technology infrastructure, including expansion of our activities in third-party data centers in which we lease space and where we manage our own hosting and network equipment, enhancements to our network operations and infrastructure and hiring of additional employees for our operations team;

•	sales and marketing, including expansion of our direct sales organization and marketing efforts; and
•	additional international expansion in an effort to increase our customer base and sales.

These investments may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving and maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. In the event that we fail to achieve or maintain profitability, this could negatively impact the value of our common stock.

We derive, have derived and expect to continue to derive, the substantial majority of our revenue from subscriptions to our platform. Any failure of our platform to satisfy customer demands, achieve increased market acceptance or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition and growth prospects.

We derive, have derived and expect to continue to derive the substantial majority of our revenue from subscriptions to our platform. As such, the market acceptance of our platform is critical to our success. Demand for our platform is affected by a number of factors, many of which are beyond our control, including the extension of our platform for new use cases, the timing of development and release of new products, features and functionality introduced by us or our competitors, technological change and the growth or contraction of the market in which we compete.

In addition, we expect that an increasing focus on customer satisfaction and the growth of various communications channels and new technologies will profoundly impact the market for experience management solutions. We believe that enterprises are increasingly looking for flexible solutions that bridge across traditionally separate systems for experience management, marketing automation and customer relationship management. If we are unable to meet this demand to manage customer experiences through flexible solutions designed to address a broad range of needs, or if we otherwise fail to achieve more widespread market acceptance of our platform, our business, results of operations, financial condition and growth prospects may be adversely affected.

If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 80 countries and have established subsidiaries in Argentina, the United Kingdom, Israel, Australia, Germany, Canada, Mexico, France, Brazil, Norway, the Netherlands, Singapore and the United States. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions and amount of data that our platform and our associated hosting infrastructure support. For example, our number of customers has grown to 613 as of July 31, 2019 from 486 as of July 31, 2018. Using the methodology of counting as a single customer all subsidiaries and divisions of a single parent, we had 408 as of July 31, 2019 from 317 as of July 31, 2018 parent enterprise customers.

Further, in order to successfully manage our growth, our organizational structure has become, and may continue to become, more complex. In addition, we may need to scale and adapt our operational, financial and management controls further, as well as our reporting systems and procedures to manage this complexity and our increased responsibilities as a public company. This will require us to invest in and commit significant financial, operational and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. These investments will require significant expenditures, and any investments we make will occur in advance of the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if we are unable to achieve a high level of efficiency as our organization grows, in a manner that preserves the key aspects of our culture, our business, results of operations and financial condition may be adversely affected.

The market for experience management solutions is new and rapidly evolving, and if this market develops more slowly than we expect or declines, or develops in a way that we do not expect, our business could be adversely affected.

Because we generate, and expect to continue to generate, a large majority of our revenue from the sale of subscriptions to our platform, we believe our success and growth will depend to a substantial extent on the widespread acceptance and adoption of experience management solutions in general, and of our platform in particular. The market for experience management solutions is new and rapidly evolving, and if this market fails to grow or grows more slowly than we currently anticipate, demand for our platform could be adversely affected. The experience management market is also subject to rapidly changing user demand and trends and as a result it is difficult to predict enterprise adoption rates and demand for our platform, the future growth rate and size of our market or the impact of competitive solutions.

The expansion of the experience management market depends on a number of factors, including awareness of the experience management category generally, ease of adoption and use, cost, features, performance and overall platform experience, data security and privacy, interoperability and accessibility across devices, systems and platforms and perceived value. If experience management solutions do not continue to achieve market acceptance, or there is a reduction in demand for experience management solutions for any reason, including a lack of category or use case awareness, technological challenges, weakening economic conditions, data security or privacy concerns, competing technologies and products or decreases in information technology spending, our business, results of operations and financial condition would be adversely affected.

If we are unable to attract new customers in a manner that is cost-effective and assures customer success, then our business, results of operations and financial condition would be adversely affected.

In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable such enterprises to realize the benefits associated with our platform. We may not be able to attract new enterprises to our platform for a variety of reasons, including as a result of their use of traditional approaches to experience management, their internal timing or budget or the pricing of our platform compared to products and services offered by our competitors. After a customer makes a purchasing decision, we often must also help them successfully implement our platform in their organization, a process that can last several months.

Even if we do attract enterprises, the cost of new customer acquisition or ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform, grow our domestic and international operations and build brand awareness. If the costs of these sales and marketing efforts increase dramatically or if they do not result in the cost-effective acquisition of additional customers or substantial increases in revenue, our business, results of operations and financial condition may be adversely affected.

Our business depends on our customers renewing their subscriptions and expanding their use of our platform. Any decline in our customer renewals or expansion would harm our business, results of operations and financial condition.

In order for us to maintain or improve our results of operations, it is important that we maintain and expand our relationships with our customers and that our customers renew their subscriptions when the initial subscription term expires or otherwise expand their subscription program with us. Our customers are not obligated to, and may elect not to, renew their subscriptions on the same or similar terms after their existing subscriptions expire. Some of our customers have in the past elected, and may in the future elect, not to renew their agreements with us or otherwise reduce the scope of their subscriptions, and we do not have sufficient operating history with our business model and pricing strategy to accurately predict long-term customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of our platform, which can be difficult to predict.

Our customer renewal rates, as well as the rate at which our customers expand their use of our platform, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our platform, defects or performance issues, our customer and product support, our prices, mergers and acquisitions affecting our customer base, the effects of global economic conditions, the entrance of new or competing technologies and the pricing of such competitive offerings or reductions in the enterprises’ spending levels for any reason. If our customers do not renew their subscriptions, renew on less favorable terms or reduce the scope of their subscriptions, our revenue may decline and we may not realize improved results of operations from our customer base, and as a result, our business and financial condition could be adversely affected.

The market in which we participate is new and rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.

The market for experience management solutions is fragmented, rapidly evolving and highly competitive. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or enterprise requirements. With the introduction of new technologies, the evolution of our platform and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

Our competitors vary in size and in the breadth and scope of the products and services they offer. While we do not believe that any of our competitors currently offer a full suite of experience management solutions that competes across the breadth of our platform, certain features of our platform compete in particular segments of the overall experience management category. For example, we compete with a number of software-as-a-service (SaaS) providers of survey tools, including Qualtrics (recently acquired by SAP) and SurveyMonkey, many of which offer significantly lower prices for their products or services. We also compete with contact center technology companies, such as Nice Ltd. and Verint Systems Inc., which may have longer operating histories, have invested heavily in experience management and may aggressively expand their products and services in the near future. Additionally, we face competition from full-service consulting firms such as Maritz CX and Towers Watson, which bundle additional market research services with competing products and services. Further, other established SaaS providers and other technology companies not currently focused on experience management may expand their services to compete with us.

Many of our current and potential competitors benefit from competitive advantages over us, including:

•	greater name and brand recognition;
•	longer operating histories;
•	deeper product development expertise;
•	greater market penetration;
•	larger and more established customer bases and relationships;
•	larger sales forces and more established networks;
•	larger marketing budgets; and
•	access to significantly greater financial, human, technical and other resources.

Some of our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can, including by integrating or bundling such products with their other product offerings. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal experience management solutions. Acquisitions, partnerships and consolidation in our industry may provide our competitors even more resources or may increase the likelihood of our competitors offering bundled or integrated products that we may not be able to effectively compete against. In particular, as we rely on the availability and accuracy of various forms of customer feedback and input data, the acquisition of any such data providers or sources by our competitors could affect our ability to continue accessing such data. Furthermore, we are also subject to the risk of future disruptive technologies. If new technologies emerge that are able to collect and process experience data, or otherwise develop experience management solutions at lower prices, more efficiently, more conveniently or with functionality and features enterprises prefer to ours, such technologies could adversely impact our ability to compete. If we are not able to compete successfully against our current and future competitors, our business, results of operations and financial condition may be adversely affected.

If we are not able to effectively develop platform enhancements, introduce new products or keep pace with technological developments, our business, results of operations and financial condition could be adversely affected.

Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions. If we are unable to successfully develop, acquire or integrate new products, features and functionality or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, our business, results of operations and financial condition could be adversely affected.

In addition, because our platform is designed to operate on a variety of networks, applications, systems and devices, we will need to continually modify and enhance our platform to keep pace with technological advancements in such networks, applications, systems and devices. If we are unable to respond in a timely, user-friendly and cost-effective manner to these rapid technological developments, our platform may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition may be adversely affected.

Any failure by us or our partners to offer high-quality customer service and support may adversely affect our relationships with our existing and prospective customers, and in turn adversely affect our business reputation, results of operations and financial condition.

In implementing and using our platform, our customers depend on our customer service and support, including premium support offerings, which in some cases may be provided by third-party partners, to resolve complex technical and operational issues in a timely manner. We, or our partners, may be unable to respond quickly enough to accommodate short-term increases in demand for customer or product support. We also may be unable to modify the nature, scope and delivery of our professional services or customer and product support to compete with changes in solutions provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and adversely affect our results of operations and financial condition. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer or product support, or a market perception that we do not maintain high-quality customer or product support, could adversely affect our reputation, our ability to sell our platform, and in turn our business, results of operations, and financial condition.

The majority of our customer base consists of large and mid-sized enterprises, and we currently generate a significant portion of our revenue from a relatively small number of enterprises, the loss of any of which could harm our business, results of operations and financial condition.

In the years ended January 31, 2019 and 2018, and the six months ended July 31, 2019 and 2018, our top 10 customers accounted for 25%, 29%, 25% and 26% of our revenue, respectively. The majority of our customer base consists of large and mid-sized enterprises, many of which have high subscription amounts to our platform. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. Accordingly, the loss of any one of our large customers could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or use our platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.

If we or any of the third parties we work with experience a security breach or other incident or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced and we may incur significant liabilities.

Use of our platform involves storing, transmitting and processing our customers’ proprietary data, including personal data regarding their customers or employees. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or our customers’ data or to disrupt our ability to provide our platform. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or enterprise usage of our platform, our security measures or those of our third-party service providers could be breached or we could suffer data loss or unauthorized access to our platform or the systems or networks used in our business.

We also process, store and transmit our own data as part of our business and operations. This data may include personally identifiable, confidential or proprietary information. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we utilize certain measures in an effort to protect the security of our platform and the availability, integrity, confidentiality and security of our data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or use of our platform or unauthorized, accidental or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ data.

In addition, computer malware, viruses and computer hacking, fraudulent use, social engineering (predominantly spear phishing attacks) and general hacking have become more prevalent, and such incidents or incident attempts have occurred on our platform in the past and may occur on our platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new customers. A substantial portion of our business is with large enterprises, which often have heightened sensitivity to data security and privacy issues, and any actual or perceived security breach or other incident may have an especially large impact on the attractiveness of our platform to our customer base.

Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches or implement adequate preventative measures. We may also experience security breaches or other incidents that may remain undetected for an extended period of time. Further, third parties may also conduct attacks designed to disrupt or deny access to our platform. Additionally, other third parties we work with may experience security breaches or other incidents that affect our platform or our data or our customers’ data. Actual or perceived security breaches or other security incidents could result in unauthorized use of or access to our platform, unauthorized, accidental or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ data, litigation, indemnity obligations, regulatory investigations and other proceedings, severe reputational damage adversely affecting client or investor confidence and causing damage to our brand, disruption to our operations, damages for contract breach and other liabilities and may adversely affect our business, results of operations and financial condition.

Any actual or perceived security breach or other incident may lead to the expenditure of significant financial and other resources in efforts to investigate or correct a breach, address and eliminate vulnerabilities and prevent future security breaches or incidents, as well as the incurring of significant expenses for remediation that may include liability for stolen assets or information, repair of system damage that may have been caused, incentives offered to our customers or business partners in an effort to maintain business relationships after a breach and other liabilities. We have incurred and expect to incur significant expenses in an effort to prevent security breaches and other incidents, including deploying additional personnel and protection technologies, training personnel and engaging third-party experts and consultants.

We cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred or cover any indemnification claims against us relating to any security incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations and financial condition.

Furthermore, because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policies and terms of service, through our certifications to certain industry standards and in our marketing materials providing assurances about the security of our platform, including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims, investigations or other proceedings by the U.S. Federal Trade Commission, state and foreign regulators and private litigants.

Interruptions or suboptimal performance associated with our technology and infrastructure may adversely affect our business, results of operations and financial condition.

Our continued growth, brand, reputation and ability to attract and retain customers depend in part on the ability of our customers to access our platform at any time and within an acceptable amount of time. Our platform is proprietary, and we are dependent on the expertise and efforts of members of our engineering, operations and software development teams for their continued performance. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform concurrently and denial of service attacks or other security-related incidents. In some instances, we may not be able to rectify or even identify the cause or causes of these performance issues within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if users are unable to access our platform within a reasonable amount of time, or at all, our business, results of operations and financial condition would be adversely affected. Moreover, some of our customer agreements include performance guarantees and service-level standards that obligate us to provide credits or termination rights in the event of a significant disruption in the functioning of our platform.

To the extent that we do not effectively address capacity constraints, upgrade our systems and data centers as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology or an increased user base, we may experience service interruptions and performance issues, and our business, results of operations and financial condition may be adversely affected.

Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our platform. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on social media data sources, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand.

Identifying, negotiating and documenting relationships with strategic third parties such as systems integrators, implementation, software and technology and consulting partners, servicing subcontractors and data providers requires significant time and resources. Furthermore, integrating third-party technology is complex, costly and time-consuming and increases the risk of defects or errors on our platform and our platform’s functionality. Our agreements with technology partners, implementation providers, servicing subcontractors and data providers are typically limited in duration, non-exclusive and do not prohibit our partners from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their solutions or to prevent or reduce subscriptions to our platform.

We rely on our ecosystem of partners to support our cost structure. If we are unsuccessful in establishing or maintaining our relationships with these strategic third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations would suffer. Even if we are successful in establishing and maintaining these relationships, we cannot assure you that they will result in improved results of operations.

We rely on our infrastructure and third-party data centers, and any interruption or delay in service from these facilities could impair the delivery of our platform and harm our business.

We currently serve our customers from a combination of our own custom-built infrastructure that we lease and operate in co-location facilities, hosted by several different providers, and third-party data centers located primarily in the United States and Europe. Some of these facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunication failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. As we grow and continue to add new co-location facilities and third-party data centers and expand the capacity of our existing co-location facilities and third-party data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our platform. Any damage to, or failure of, our systems, or those of our third-party data centers, could result in interruptions on our platform or damage to, or loss or compromise of, our data and our customers’ data. Any impairment of our or our customers’ data or interruptions in the functioning of our platform, whether due to damage to, or failure of, our co-location facilities and third-party data centers or unsuccessful data transfers, may reduce our revenue, cause us to issue credits or pay penalties, subject us to claims for indemnification and litigation, cause our customers to terminate their subscriptions and adversely affect our reputation, renewal rates and our ability to attract new customers. Our business will also be harmed if our existing and potential customers believe our platform is unreliable.

Further, our leases and other agreements with data center providers expire at various times, and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If services are interrupted at any of these facilities, or we are unable to renew these agreements on commercially reasonable terms, or if one of our data center providers is acquired or encounters financial difficulties, including bankruptcy, we may be required to transfer our servers and other infrastructure to new data centers, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we do not accurately plan for our data center capacity requirements, and we experience significant strains on our data center capacity, we may experience delays and additional expenses in arranging new data center arrangements, and our customers could experience service outages that may subject us to financial liabilities, result in customer losses and harm our business.

Real or perceived defects or errors on our platform could harm our reputation, result in significant costs to us, and impair our ability to sell subscriptions to our platform and related services.

The software underlying our platform is complex and may contain material defects or errors, particularly when first introduced or when new features or capabilities are released. In addition, our solution depends on the ability of our software to store, retrieve, process and manage immense amounts of data. Any real or perceived defects, errors, failures, bugs or vulnerabilities on our platform could result in negative publicity, data security, access, retention or other performance issues and customer terminations and impair our ability to sell subscriptions to our platform and related services in the future. The costs incurred in correcting any defects in our platform may be substantial and could adversely affect our results of operations. Although we continually test our platform for defects and work with customers through our customer support organization to identify and correct errors, we have from time to time found defects or errors on our platform, and defects or errors on our platform are likely to occur again in the future. Any defects that cause interruptions to the availability of our platform or other performance issues could result in, among other things:

•	lost revenue or delayed market acceptance and sales of our platform;
•	early termination of customer agreements or loss of customers;
•	credits or refunds to customers;
•	product liability lawsuits and other claims against us;
•	diversion of development resources;
•	increased expenses associated with remedying any defect, including increased technical support costs;
•	injury to our brand and reputation; and
•	increased maintenance and warranty costs.

While our customer agreements typically contain limitations and disclaimers that purport to limit our liability for damages related to defects in our solution, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims.

We depend on our management team and key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends substantially on the continued services of our management team, who are critical to our vision, strategic direction, culture, services and technology. Some members of our management team have recently joined us. For example, Leslie J. Stretch, our Chief Executive Officer, joined us in August 2018, and Roxanne M. Oulman, our Chief Financial Officer, joined us in November 2018. From time to time, there may be additional changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Furthermore, we do not have employment agreements with members of our management team or other key employees that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executives or key employees, or the failure by our executives to effectively work with our employees and lead our company, could have an adverse effect on our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these individuals in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for hiring experienced software engineers and sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Furthermore, we are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we fail to attract new personnel or fail to identify, retain and motivate our current employees, our business and future growth prospects could be adversely affected.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and internationally, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending and storing of electronic messages (and related traffic data where applicable), intellectual property, human resource services, employment and labor laws, workplace safety, consumer protection laws, anti-bribery and anti-corruption laws, import and export controls, immigration laws, securities laws and tax regulations, all of which are continuously evolving and developing. The scope and interpretation of these laws, regulations and other obligations that are or may be applicable to us, our customers or partners are often uncertain and may be conflicting, particularly laws and other obligations outside of the United States.

In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, data collection, content regulation, cybersecurity, government access to personal information and private data and other matters that may be applicable to our business. Compliance with these laws may require substantial investments or may provide technical challenges for our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to mobile, and as our solutions are used in a greater number of countries and by additional groups, we will become subject to laws and regulations in additional jurisdictions. Our customers could also abuse or misuse our platform in ways that violate laws or cause damage to our business. It is difficult to predict how existing laws will be applied to our business and whether we will become subject to new laws or legal obligations that will impact our business.

If we are not able to comply with these laws, regulations or other legal obligations, or if we, our customers or partners become liable under these laws or legal obligations, or if the use of our platform is suspended or blocked, even in part, we could be directly harmed and we may be forced to implement new measures to reduce exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, results of operations and financial condition. We could also be subject to investigations, enforcement actions and sanctions, mandatory changes to our platform, disgorgement of profits, fines and damages, civil and criminal penalties or injunctions, claims for damages, termination of contracts and loss of intellectual property rights. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or brand or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, results of operations and financial condition.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our platform and adversely affect our business.

Our customers can use our platform to collect, use and store personal data regarding their employees, customers and partners. We also collect, use and receive such information in the course of our operations. We and our customers may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of financial data, health-related data and other types of personal data. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of data, including personal data, of individuals. For example, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information by certain institutions. We act as a “business associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA. The U.S. Federal Trade Commission and numerous state attorneys general also are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.

Laws and regulations relating to data processing and data protection are particularly stringent in Europe and Asia, and in the financial services and health care industries, among others. Numerous foreign countries and governmental bodies, including the European Union, or EU, and its member states, have laws and regulations concerning the collection and processing of personal data obtained from individuals located in their jurisdictions, which often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, security and other processing of data that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, data such as IP addresses and other online identifiers.

For example, the EU has adopted a General Data Protection Regulation (GDPR), which took full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenue. Our efforts to meet GDPR requirements have required significant time and resources, including a review of our technology and systems against its requirements.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom has initiated a process to leave the EU, generally referred to as Brexit. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, and make use of model contractual clauses approved by the EU Commission, both the U.S.-EU Privacy Shield and such model clauses have been subject to legal challenge, and some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States. We may experience hesitancy, reluctance or refusal by European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to cross-border data transfer.

Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent laws in the United States. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA was amended in September 2018 and it may be amended again prior to going into effect on January 1, 2020. The CCPA may increase our compliance costs and potential liability.

Some countries also are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. In addition to government activity, privacy advocacy groups and certain industries have imposed or are considering various new, additional or different industry standards that may place additional burdens on us, and we may be contractually obligated to comply with these standards or otherwise considered subject to them. We also are subject to other contractual obligations relating to privacy, data protection and information security.

With laws, regulations and other obligations relating to privacy, data protection, and information security imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to customers or other third parties, or any of our other legal obligations relating to privacy, data protection or information security, may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by privacy advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

The costs of compliance with, and other burdens imposed by, laws, regulations and other obligations relating to privacy, data protection and information security applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use and transmit information from their employees, customers and partners, which could limit the use, effectiveness and adoption of our platform and reduce overall demand. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications. The rapid development of laws, regulations and other obligations relating to privacy, data protection and information security throughout the world, and the dynamic nature of their interpretation and enforcement, make it difficult to predict compliance requirements.

Our revenue growth rate has fluctuated in prior periods and may decline again in the future.

Our revenue growth rate has fluctuated in prior periods. We have previously experienced periods of revenue growth rate decline and our revenue growth rate may decline again in future periods as the size of our customer base increases and as we achieve higher market penetration rates. In particular, we expect the growth rate of our subscription revenue to fluctuate from period to period, and in the near-term subscription revenue growth rates may be lower compared to comparable periods in the prior fiscal year. Many factors may also contribute to declines in our revenue growth rate, including slowing demand for our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new solutions or material enhancements to our current solutions, or if we do not use those investments efficiently, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our platform. For the six months ended July 31, 2019 and 2018 and the years ended January 31, 2019 and 2018, our research and development expenses were 22%, 31%, 28% and 33 % of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.

We may fail to accurately predict the optimal pricing strategies necessary to attract new customers, retain existing customers and respond to changing market conditions.

We have in the past, and may in the future, need to change our pricing model from time to time. As the market for our platform matures, or as competitors introduce new solutions that compete with ours, we may be unable to attract new customers at the same prices or based on the same pricing models that we have used historically. While we do and will attempt to set prices based on our prior experiences and customer feedback, our assessments may not be accurate and we could be underpricing or overpricing our platform and professional services. In addition, if the offerings on our platform or our professional services change, then we may need to revise our pricing strategies. Any such changes to our pricing strategies or our ability to efficiently price our offerings could adversely affect our business, results of operations and financial condition. In addition, as we expand internationally, we also must determine the appropriate pricing strategy to enable us to compete effectively internationally. Pricing pressures and decisions could result in reduced sales, reduced margins, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could negatively impact our overall business, results of operations and financial condition. Moreover, larger organizations, which are a primary focus of our direct sales efforts, may demand substantial price concessions. As a result, we may be required to price below our targets in the future, which could adversely affect our revenue, gross margin, profitability, cash flows and financial condition.

If our investments to increase adoption of our platform by small and medium-sized businesses are not successful, our business, results of operations and financial condition may be adversely affected.

Historically, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. We currently generate only a small portion of our revenue from enterprises that are mid-sized enterprises. Our ability to increase our customer base, especially among mid-sized enterprises, and achieve broader market acceptance of our platform will depend, in part, on our ability to effectively organize, focus and train our sales and marketing employees, develop efficient pricing and product strategies for mid-sized enterprise use cases and educate the mid-sized enterprise market about the benefits and features of our platform.

We have limited experience selling to mid-sized enterprises and only began hiring sales and marketing personnel with a mid-sized enterprise focus in 2018. Adapting our platform and marketing efforts to target the mid-sized enterprise market will require the diversion of significant resources that could otherwise be deployed to grow the business. If the costs of these sales and marketing efforts and investments do not result in corresponding increases in revenue, our business, results of operations, and financial condition may be adversely affected.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Increasing our customer base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand and manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts to obtain new customers. We are expanding our direct sales force both domestically and internationally. In particular, we are expanding our sales and marketing efforts for the acquisition of mid-sized enterprises. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently or may in the future require. Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments, such as with mid-sized enterprises, and new industries or geographies. Our recent hires and planned hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets and segments where we do business. Because we do not have a long history of expanding our sales force or managing a sales force at the scale that we intend to operate, we cannot accurately predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Furthermore, due to our limited experience selling direct to mid-sized enterprises through our sales force, the results of any such efforts are difficult to predict and may result in diverted financial and management resources without a corresponding increase in revenue. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

Our sales cycle with enterprise and international clients can be long and unpredictable.

A substantial portion of our business is with large enterprises and, as we invest in markets outside of the United States, we will increasingly do business with international enterprises. The timing of our sales with our enterprise and international clients and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these clients. We are often required to spend significant time and resources to educate and familiarize these potential clients with the value proposition of paying for our platform. The length of our sales cycle for these clients, from initial evaluation to payment for our platform is often around nine months or more and can vary substantially from client to client. As a result, it is difficult to predict whether and when a sale will be completed.

If we are unable to effectively operate on or capture data from mobile devices, our business could be adversely affected.

Our customers and users of our platform are increasingly accessing our platform or interacting via mobile devices. We are devoting valuable resources to solutions related to mobile usage and cannot assure you that these solutions will be successful. If the mobile solutions we have developed for our platform do not meet the needs of current or prospective customers, or if our solutions are difficult to access, customers or users may reduce their usage of our platform or cease using our platform altogether and our business could suffer. Additionally, we are dependent on the interoperability of our products with popular mobile networks and standards that we do not control, and any changes in such systems or terms of service that degrade our platform’s functionality or gives preferential treatment to competitive products could adversely affect our business. As new mobile devices and products are continually being released, it is difficult to predict the challenges we may encounter in enhancing our platform for use on such devices. If we are unable to successfully implement elements of our platform on mobile devices, or if these strategies are not as successful as our offerings for personal computers or if we incur excessive expenses in this effort, our business, results of operations and financial condition would be negatively affected.

If we are unable to develop and maintain successful relationships with channel partners, our business, results of operations, and financial condition could be adversely affected.

To date, we have primarily relied on our direct sales force, online marketing and word-of-mouth to sell subscriptions to our platform. Although we have developed relationships with certain channel partners, such as referral partners, resellers and integration partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with additional channel partners that can drive additional revenue. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer enterprises the products of several different companies, including products that compete with ours. They may also cease marketing our platform with limited notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our platform. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, if we are unable to assist our current and future channel partners in independently selling and implementing our platform, or if our channel partners choose to use greater efforts to market their own products or those of our competitors, our business, results of operations and financial condition could be adversely affected. Furthermore, if our channel partners do not effectively market and sell our platform, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.

Sales by channel partners are more likely than direct sales to involve collection issues, in particular sales by our channel partners into developing markets, and accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales may result in fluctuations in our results of operations.

If we are not able to maintain and enhance our brand, our business, results of operations and financial condition may be adversely affected.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in experience management is critical to our relationships with our existing customers and key employees and to our ability to attract new customers and talented personnel. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop a high-quality platform and our ability to successfully differentiate our platform from competitive solutions. We do not have sufficient operating history to know if our brand promotion activities will ultimately be successful or yield increased revenue and, if they are not successful, our business may be adversely affected. Any unfavorable publicity of our business or platform generally, for example, relating to our privacy practices, terms of service, service quality, litigation, regulatory activity, the actions of our employees, partners or customers or the actions of other companies that provide similar solutions to us, all of which can be difficult to predict, could adversely affect our reputation and brand. In addition, independent industry analysts often provide reviews of our platform, as well as solutions offered by our competitors, and our brand and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive compared to those of our competitors’ solutions, our brand and market position may be adversely affected. It may also be difficult to maintain and enhance our brand as we expand our marketing and sales efforts through channel or strategic partners.

The promotion of our brand also requires us to make substantial expenditures. We anticipate that these expenditures will increase as our market becomes more competitive, as we expand into new markets and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand or incur substantial expenses in unsuccessful attempts to promote and maintain our brand, our business may not grow, we may have reduced pricing power relative to competitors and we could lose customers and key employees or fail to attract potential customers or talented personnel, all of which would adversely affect our business, results of operations and financial condition.

We recognize revenue over the term of our customers’ contracts. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.

We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms of one to three years. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our customers may fail to pay us in accordance with the terms of their agreements, at times necessitating action by us to attempt to compel payment.

We typically enter into annual or multiple year arrangements with our customers. If our customers fail to pay us in accordance with the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our agreements, including litigation and arbitration costs. The risk of these issues increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our results of operations, financial condition and cash flow.

Certain of our results of operations and financial metrics may be difficult to predict.

Our results of operations and financial metrics, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, have fluctuated in the past and may vary significantly in the future. As a result, period-to-period comparisons of our results of operations may not be meaningful and the results of any one period should not be relied upon as an indication of future performance. Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in results of operations may negatively impact the value of our common stock. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:

•	fluctuations in the demand for our platform and the market for platforms like ours;
•	our ability to attract new customers or retain existing customers;

•	variability in our sales cycle, including as a result of the budgeting cycles and internal purchasing priorities of our customers;
•	the payment terms and subscription term length associated with sales of our platform and their effect on our bookings and free cash flow;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•

the timing of sales and recognition of revenue, which may vary as a result of changes in accounting rules and interpretations, such as the adoption of Accounting Standards Update, (ASU, 2014-09), Revenue from Contracts with Customers (ASC 606);

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or actual or perceived security breaches or other incidents;
•	general economic, market and political conditions;
•	customer renewal rates;
•	increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	the mix of services sold during a period;
•

the timing of our recognition of stock-based compensation expense for our equity awards, particularly in cases where awards covering a large number of our shares are tied to a specific event or date, such as the performance condition on our awards that were satisfied upon the effectiveness of the IPO and recognized in the period in which the IPO occurred; and

•

the timing and success of introductions of new platform features and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual results of operations. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even if we have met any previously publicly stated guidance we may provide.

Our results of operations may be difficult to predict as a result of seasonality.

Our results of operations may also fluctuate as a result of seasonality. We have seen seasonality in our sales cycle as a large percentage of our customers make their purchases in the fourth quarter of a given fiscal year and pay us in the first quarter of the subsequent year. We may also be affected by seasonal trends in the future, particularly as our business matures. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. To the extent we experience this seasonality, it may cause fluctuations in our results of operations and financial metrics, and make forecasting our future results of operations and financial metrics more difficult.

We anticipate spending substantial funds in connection with the tax liabilities that arise upon the settlement of RSUs in the future.

The RSUs that we have issued to date generally vest upon the satisfaction of both service-based and liquidity event-related performance vesting conditions. The service-based vesting period is generally between three to four years. The liquidity event-related performance vesting condition is generally satisfied on the earlier of: (i) a change in control event or (ii) either the effectiveness of the registration statement filed in connection with our IPO, or a specified time period following the IPO (the IPO Condition). We have also issued RSUs that, in addition to the satisfaction of the service-based and liquidity event-related performance vesting conditions, also require the fulfillment of a performance vesting condition which includes the achievement of certain subscription revenue growth targets. As of July 31, 2019, 9,553,610 RSUs were outstanding, including 1,091,419 RSUs for which the IPO Condition was satisfied in connection with the IPO and for which we expect the service-based vesting condition will be satisfied during the remainder of the year ending January 31, 2020. In connection with the satisfaction of the IPO Condition and the service-based vesting condition for such RSUs that will be satisfied during the remainder of the year ending January 31, 2020, we withhold an aggregate of 538,872 shares of our common stock subject to such RSUs to satisfy tax withholding and remittance obligations at an assumed tax rate of 49.4%, and will pay approximately $11.3 million to the relevant tax authorities in cash to satisfy our tax withholding and remittance obligations related to the settlement of such RSUs. This amount was based upon the IPO price of $21.00 per share, and the actual amount of this obligation could be higher or lower, depending on the market price of shares of our common stock on the date of settlement. In the event that the market price of our common stock increases, the amount of cash required to satisfy our tax withholding and remittance obligations related to the settlement of such RSUs would increase.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, we have received and may receive claims from third parties, including our competitors, that our platform and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may also be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Any claims or litigation, regardless of their merit, could cause us to incur significant expenses, pay substantial amounts in damages, ongoing royalty or license fees, or other payments, or could prevent us from offering all or aspects of our platform or using certain technologies, require us to re-engineer all or a portion of our platform or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our technology or intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our platform and products, which would adversely impact our client satisfaction and ability to attract customers. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons or other liabilities relating to or arising from our platform or our acts or omissions. In addition, customers typically require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted or processed by our platform. The terms of these contractual provisions often survive termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we generally attempt to contractually limit the scope of our liability with respect to such obligations, we are not always successful and we may incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our platform and harm our business, financial condition and results of operations.

Our platform utilizes open source software, which may subject us to litigation, require us to re-engineer our platform or otherwise divert resources away from our development efforts.

We use open source software in connection with our platform and products and operations. We could be subject to suits by parties claiming ownership of what we believe to be open source software, noncompliance with open source licensing terms or that our use of such software infringes a third party’s intellectual property rights. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code (which may include our modifications and/or product code into which such open source software has been integrated) on terms allowing further modification and redistribution and at no or nominal cost. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and these licenses could be construed in a way that could impose other unanticipated conditions or restrictions on our ability to commercialize our products. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose source code that we have decided to maintain as proprietary or that would otherwise breach the terms or fail to meet the conditions of an open source license or third-party contract, such use could inadvertently occur and we may as a result be subject to claims for breach of contract, infringement of intellectual property rights, or indemnity, required to release our proprietary source code, pay damages, royalties, or license fees or other amounts, seek licenses, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our ability to secure, protect, maintain, assert and enforce our intellectual property. As of July 31, 2019, we had eight issued patents and 14 pending non-provisional or provisional patent applications filed. We rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate, and our intellectual property may still be challenged or invalidated. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Effective trademark, copyright, patent and trade secret protection may not even be available in every country in which we conduct business. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office, or the USPTO, and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In the event that any of the foregoing occur, this could adversely affect our business, results of operations and financial condition.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which could result in the impairment or loss of portions of our intellectual property portfolio. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Our failure to secure, protect, maintain, assert and enforce our intellectual property rights could adversely affect our brand and business.

If we fail to integrate our platform with a variety of software applications, operating systems, platforms, and hardware that are developed by others, our platform may become less marketable, less competitive or obsolete and our business and results of operations would be harmed.

Our platform must integrate with a variety of network, hardware and software systems, including human resource information and customer relationship management systems, and we need to continuously modify and enhance our platform to adapt to changes in hardware, software, networking, browser and database technologies. In particular, we have developed our platform to be able to easily integrate with certain third-party SaaS applications, through the interaction of application programming interfaces (APIs). In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such software systems, and which are subject to change by such providers from time to time.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our platform or otherwise offer growth opportunities. For example, in May 2019, we acquired Strikedeck, Inc., a provider of a customer success platform for business-to-business customers in June 2019, we acquired Cooladata Ltd., a cloud-based behavioral analytics platform that can derive and predict customer sentiment and in July 2019 we acquired Promoter.io Inc., a Net Promoter Score (NPS) platform for small and medium sized businesses that can measure loyalty and customer sentiment using NPS. We may also enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions, investments or other business relationships may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing or size of these transactions. Our prior acquisitions have been relatively small and we are relatively inexperienced in effectively implementing another business with our own. Consequently, these transactions, even if announced, may not be completed. The risks we face in connection with these transactions include:

•	the issuance of additional equity securities that would dilute our existing stockholders and adversely affects the value of our common stock;
•	the use of substantial portions of our available cash and other resources that we may need in the future to operate our business;
•	issuance of large charges or substantial liabilities;
•	diversion of management’s attention from other business concerns;
•	issuance of debt on terms unfavorable to us or that we are unable to repay;
•	harm to our existing relationships with customers and partners as a result of the transaction;
•	claims and disputes from stockholders and third parties, including intellectual property claims and disputes;
•	difficulties retaining key employees or customers of the acquired business or integrating diverse software codes or business cultures; and
•	adverse tax consequences, substantial depreciation deferred compensation charges or other unfavorable accounting treatment.

The occurrence of any of these risks could have an adverse effect on our business, results of operations and financial condition.

In addition, our entry into any future acquisition, investment or business relationship may be prohibited. In September 2016, we entered into the Second Amended and Restated Loan and Security Agreement, as amended (the SVB Credit Facility), with Silicon Valley Bank, (SVB). The SVB Credit Facility restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through subscription payments by our customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or unforeseen circumstances.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our operating performance and the condition of the capital markets at the time we seek financing. We may not be able to timely secure additional equity or debt financing on favorable terms, or at all. If we engage in any debt financing, the holders of debt would have priority over the holders of common stock. The holders of debt could impose restrictions on our business during the time the loan is outstanding, including restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The holders of debt would also likely obtain security interests on our assets enabling the debt holders to seize and take ownership or dispose of the property, whether tangible or intangible, in which they have a security interest if we default on repayment of the loan or any of the conditions associated with the loan. We may also be required to take other actions that would be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. The SVB Credit Facility prohibits us from incurring additional indebtedness without SVB’s prior written consent. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.

Our international sales and operations subject us to additional risks and challenges that can adversely affect our business, results of operations and financial condition.

As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. Our sales organization outside the United States is smaller than our sales organization in the United States and to date a limited portion of our sales has been driven by resellers or other channel partners. We believe our ability to attract new customers to our platform and to convince existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we achieve with our customers. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity and limited channel partners, we may be unable to effectively grow in international markets.

Our international operations also subject us to a variety of additional risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having operations in multiple jurisdictions;
•

providing our platform and operating our business across a significant distance, in different languages, among different cultures and time zones, including the potential need to modify our platform and products to ensure that they are culturally appropriate and relevant in different countries;

•	compliance with foreign privacy and security laws and regulations, including data localization requirements, and the risks and costs of non-compliance;
•	longer payment cycles and difficulties enforcing agreements, collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;
•	hiring, training, motivating and retaining highly-qualified personnel, while maintaining our unique corporate culture;

•	increased financial accounting and reporting burdens and complexities;
•	longer sales cycle and more time required to educate enterprises on the benefits of our platform outside of the United States;
•	requirements or preferences for domestic products;
•

limitations on our ability to sell our platform and for our solution to be effective in foreign markets that have different cultural norms and related business practices that de-emphasize the importance of positive customer and employee experiences;

•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
•	political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world;
•

compliance with laws and regulations for foreign operations, including anti-bribery laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our platform in certain foreign markets, and the risks and costs of non-compliance;

•

heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of our unaudited consolidated financial statements;

•	fluctuations in currency exchange rates and related effects on our results of operations;
•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;
•	communication and integration problems related to entering new markets with different languages, cultures and political systems;
•	new and different sources of competition;
•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•	the need for localized subscription agreements;
•	the need for localized language support and difficulties associated with delivering support, training and documentation in languages other than English;
•	increased reliance on channel partners;
•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad; and
•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding tax obligations, and overlapping of different tax regimes.

Any of these risks and challenges could adversely affect our operations, reduce our revenue or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition and growth prospects.

Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or our policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences and increased costs, including the costs associated with defending against such actions, or the prohibition of the importation or exportation of our platform and related services, each of which could adversely affect our business, results of operations and financial condition.

Further, risks associated with operating in Israel may adversely affect our business. We have operations in Israel through our wholly-owned subsidiary, Medallia Digital Ltd. As of July 31, 2019, we had a total of 69 employees located in Israel, of which 57 were engaged in research and development and SaaS operations activities. Given our employee headcount in Israel, our business, results of operations and financial condition could be adversely affected by political, economic and military instability in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. Any hostilities involving Israel or a full or partial mobilization of the reserve forces of the Israeli armed forces could adversely affect our operations in Israel. In addition, some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Increased military activity could also result in a reduction of qualified prospective employees available to grow our business or to replace employees on active military duty. As a result, our business could be disrupted by the absence of our employees for a significant period of time as a result of military service. Additionally, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial conditions in Israel could adversely affect our operations. In the past, the State of Israel and Israeli companies have been subjected to an economic boycott and several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies could also have an adverse impact on our business and results of operations.

We believe our success depends on continuing to invest in the growth of our worldwide operations by entering new geographic markets. If our investments in these markets are greater than anticipated, or if our customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

We believe our success depends on expanding our business into new geographic markets and attracting customers in countries other than the United States. We anticipate continuing to expand our operations worldwide and have made, and will continue to make, substantial investments and incur substantial costs as we enter new geographic markets. This includes investments in data centers, cloud-based infrastructure and applications and other information technology investments, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the costs of these investments. In addition, these investments may be more expensive than we initially anticipate. If our investments are greater than we initially anticipate or if our customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adverse affected.

We are subject to governmental export and import controls and economic sanctions laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the United States Department of Commerce’s Export Administration Regulations (EAR), and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls (OFAC). The U.S. export control laws and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, governments, persons and entities. In addition, we may incorporate encryption technology into certain of our offerings, and encryption offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, and we cannot guarantee that any required authorization will be obtained. If we are found to be in violation of U.S. economic sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We may also experience other adverse effects, including reputational harm and loss of access to certain markets.

In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our customers access to our platform or could limit our customers’ ability to access or use our platform in those countries. Changes in our platform or future changes in export and import regulations may prevent our customers with international operations from utilizing our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Any decreased use of our platform or limitation on our ability to export or sell our platform could adversely affect our business, results of operations and financial condition.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.K. Bribery Act and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition to our own sales force, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our common stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

Disputes with our customers and other third parties could be costly, time-consuming and harm our business and reputation.

Our business requires us to enter into agreements with a large number of customers and other third parties in many different jurisdictions. Our subscription and other agreements contain a variety of terms, including service levels, data privacy and security obligations, indemnification, dispute resolution procedures and regulatory requirements. Agreement terms may not be standardized across our business and can be subject to differing interpretations and local law requirements, which could result in disputes with our customers and other third parties from time to time. If our customers and other third parties notify us of a breach of contract or otherwise dispute the terms of our agreements, the dispute resolution process can be expensive and time consuming and result in the diversion of resources that could otherwise be deployed to grow our business. Even if these disputes are resolved in our favor, we may be unable to recoup the expenses and other diverted resources committed to resolving the dispute and, if we receive negative publicity in connection with the dispute, our reputation and brand may be harmed. Furthermore, the ultimate resolution of such disputes may be adverse to our interests and as a result could adversely affect our results of operations and financial condition.

We depend and rely upon SaaS technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.

We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, financial accounting services, enterprise resource planning, customer relationship management, human resources management and customer support. If these services become unavailable or lose certain functionalities that we depend on, due to extended outages, interruptions, errors or defects, acquisitions or integration into other solutions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

We face exposure to foreign currency exchange rate fluctuations, and if foreign currency exchange rates fluctuate substantially in the future, our results of operations and financial condition, which are reported in U.S. dollars, could be adversely affected.

We conduct our business in countries around the world and a portion of our transactions outside the United States are denominated in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars to date, we have from time to time transacted in foreign currencies for subscriptions to our platform and may significantly expand the number of transactions with customers that are denominated in foreign currencies in the future. The majority of our international costs are also denominated in local currencies. In addition, our international subsidiaries maintain net assets or liabilities that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations due to transactional and translational remeasurements that are reflected in our results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.

We currently maintain a program to hedge transactional exposures in foreign currencies. We use derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through subsidiaries and are subject to income taxes as well as non-income-based taxes, such as payroll, value-added, goods and services and other local taxes. Our domestic and international tax liabilities are subject to various jurisdictional rules regarding the calculation of taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

Unanticipated changes in our tax rates could affect our future results of operations. Our tax expense could also be impacted by changes in, or interpretations of, tax rules and regulations regarding non-deductible expenses, excess tax benefits of equity-based compensation, the applicability of withholding taxes and the impact of changes in the evaluation of tax positions we have taken in prior tax periods. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, or by changes in the valuation of our deferred tax assets and liabilities. Additionally, the Organization for Economic Co-Operation and Development (OECD), has released guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as countries adopt the OECD’s guidance.

We are subject to tax examinations of our tax returns by the Internal Revenue Service (the IRS), and other domestic and foreign tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations and financial condition.

We are, and expect to continue to be, subject to audit by the IRS and other tax authorities in various domestic and foreign jurisdictions. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities have also challenged, and may in the future challenge, our tax positions and methodologies on various matters. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from ongoing and future tax examinations will not have an adverse effect on our results of operations and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our results of operations and financial condition.

Changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our business, results of operations and financial condition.

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act), which significantly revises the Internal Revenue Code of 1986, as amended (the Code). The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeals the alternative minimum tax for corporations, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for net operating losses (NOLs) carried forward from taxable years beginning after December 31, 2017, eliminates NOL carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates U.S. tax on foreign earnings (subject to certain exceptions) and modifies or repeals many business deductions and credits.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2019, we had federal and state NOL carryforwards of approximately $303.0 million and $41.4 million, respectively, due to prior period losses, which will begin to expire in 2031. As of January 31, 2019, we had federal and state research and development tax credit carryforwards (R&D tax credits) of approximately $7.9 million and $8.2 million, respectively. Our federal R&D tax credits will begin to expire in 2029 and our state R&D tax credits do not have an expiration. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and other tax attributes including R&D tax credits to offset future taxable income. Similar rules apply under state tax laws. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code (or applicable state tax laws). Furthermore, our ability to utilize NOLs and other tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and R&D tax credits, or other unforeseen reasons, our existing NOLs and R&D tax credits could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and R&D tax credits, whether or not we attain profitability.

The terms of the SVB Credit Facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

The SVB Credit Facility contains customary affirmative and negative covenants that either limit our ability to, or, if we make future draws, require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements and enter into various specified transactions. As a result, we may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay any outstanding amount under the SVB Credit Facility. The SVB Credit Facility also contains certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. Our obligations under the SVB Credit Facility are secured by substantially all of our property, with limited exceptions, including our intellectual property. We may not be able to generate sufficient cash flow or sales to meet our financial covenants or, if we make future draws, pay the principal and interest under the SVB Credit Facility. Furthermore, if we made a subsequent draw, our future working capital, borrowings or equity financings could be unavailable to repay or refinance the amounts outstanding under the SVB Credit Facility. In the event of a liquidation, our lender would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full. Any declaration by our lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

As of July 31, 2019, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or enter into new debt obligations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.

Our results of operations may vary based on the impact of changes in our industry or the economy more generally on us or our customers. Our business and results of operations depend on demand for information technology generally and for experience management solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the United States or internationally, including as a result of changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes or conflict, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for experience management solutions or to perceive spending on such systems as discretionary, demand for our platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.

Our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally.

The future success of our business depends upon the continued use of the Internet as a primary medium for communication, business applications and commerce. Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators or government bodies or agencies may also make legal or regulatory changes or interpret or apply existing laws or regulations that relate to the use of the Internet in new and materially different ways. Changes in these laws, regulations or interpretations could require us to modify our platform in order to comply with these changes, to incur substantial additional costs or divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things.

In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our platform, which could negatively impact our business. In December 2017, the Federal Communications Commission (FCC), voted to repeal its “net neutrality” Open Internet rules, effective June 2018. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the Open Internet rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. A number of parties have appealed this order, which is currently being reviewed by the United States Court of Appeals for the Federal Circuit. Should the net neutrality rules be relaxed or eliminated, we could incur greater operating expenses or our customers’ use of our platform could be adversely affected, either of which could harm our business and results of operations.

These developments could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based platforms and services such as ours, increased costs to us or the disruption of our business. In addition, as the Internet continues to experience growth in the numbers of users, frequency of use and amount of data transmitted, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet generally, or our platform specifically, is adversely affected by these or other issues, we could be forced to incur substantial costs, demand for our platform could decline and our results of operations and financial condition could be harmed.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates and forecasts relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, which could harm our business.

We have worked to develop a strong culture around our team. We believe that our culture has been and will continue to be a key contributor to our success. We expect to hire aggressively as we expand but if we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

Risks associated with operating in Argentina could have an impact on our results of operations.

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of July 31, 2019, we had a total of 200 employees located in Argentina, of which 179 were engaged in research and development and SaaS operations activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

The Argentine government has historically exercised significant influence over the country’s economy. Additionally, the country’s legal and regulatory frameworks have at times suffered radical changes due to political influence and significant political uncertainties. In the past, government policies in Argentina included expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies, including royalty and tax increases and retroactive tax claims and changes in laws and policies affecting foreign trade and investment. Such policies could destabilize the country and adversely affect our business and operating expenses.

In addition, Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. Employers have also experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Any disruptions, labor unrest or increased personnel-related expenses in Argentina could have a material and adverse effect on our business and operating expenses.

The nature of our business requires the application of complex accounting rules, and any significant changes in current rules could affect our financial statements and results of operations.

The accounting rules and regulations that we must comply with are complex and are subject to interpretation by the Financial Accounting Standards Board (the FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and SEC have focused on the integrity of financial reporting and internal controls over financial reporting. In addition, many companies’ accounting policies and practices are subject to heightened scrutiny by regulators and the public. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our results of operations.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of our financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited consolidated financial statements and related notes thereto. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our unaudited consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), and the listing standards of the New York Stock Exchange (the NYSE). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our common stock.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or other incidents or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area and we operate or utilize data centers that are located in North America and Europe. Additionally, we rely on our network and third-party infrastructure, enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. The west coast of the United States, where our corporate headquarters and many of our key operations are located, contains active earthquake zones. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami or tornado, or other catastrophic event such as power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack or incident of mass violence in the San Francisco Bay Area or elsewhere where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security and loss of critical data, all of which could have an adverse effect on our future results of operations. In addition, natural disasters, cyber-attacks, acts of terrorism or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) January 31, 2025. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have chosen to take advantage of such extended transition period, and as a result, our unaudited consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the effective dates applicable to public companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile and may decline.

Risks Related to Ownership of Our Common Stock

The market price of our common stock could be volatile, and you could lose all or part of your investment.

Technology stocks have historically experienced high levels of volatility. The market price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	announcements of new products, solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in how enterprises perceive the benefits of our platform and products;
•	departures of key personnel;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our common stock;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	changes in actual or future expectations of investors or securities analysts;
•	actual or perceived significant data breach involving our platform;
•	litigation involving us, our industry or both;
•	governmental or regulatory actions or audits;
•	regulatory developments in the United States, foreign countries or both;
•	general economic conditions and trends;
•	major catastrophic events in our domestic and foreign markets; and
•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.

Our directors, executive officers and holders of 5% or more of our common stock beneficially own approximately 55% of our common stock and are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 55% of the shares of our outstanding common stock, based on the number of shares outstanding as of July 31, 2019.  Further, entities affiliated with Sequoia Capital, collectively, are currently our largest stockholder and hold approximately 36% of the total voting power of our capital stock based on the number of shares outstanding as of July 31, 2019.  As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, will be able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the market price and trading volume of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our common stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our securities could decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our common stock to decline.

A substantial portion of the outstanding shares of our common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our common stock. Our directors, executive officers and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of the final Prospectus used in connection with the IPO. We refer to such period as the lock-up period. Pursuant to the lock-up agreements with the underwriters (other than those with our Chief Executive Officer and Chief Financial Officer), if (i) at least 120 days have elapsed since the date of the final Prospectus used in connection with the IPO and (ii) the lock-up period is scheduled to end during a broadly applicable and regularly scheduled period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, or within five trading days prior to a blackout period, such lock-up period will end with respect to 10% of the securities subject to such lock-up agreements 15 trading days prior to the commencement of the blackout period. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period. Following the expiration of the market standoff and lock-up agreements referred to above, under our Amended and Restated Investor Rights Agreement dated as of February 25, 2019, as amended (IRA), certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations and financial condition.

As a public company, we will incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and the rules and regulations of the SEC and the listing standards of the NYSE. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	vacancies on our board of directors can only be filled by our board of directors and not by stockholders;

•	our board of directors is classified into three classes of directors with staggered three-year terms;
•	our stockholders can only take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•	a special meeting of our stockholders may only be called by a majority of our board of directors, the chairperson of our board of directors, our Chief Executive Officer or our President;
•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•	our amended and restated certificate of incorporation does not provide for cumulative voting;
•	our amended and restated certificate of incorporation allows stockholders to remove directors only for cause;
•	certain provisions of our amended and restated certificate of incorporation require the approval of the holders of at least 66% of our then-outstanding common stock;
•	authorize undesignated preferred stock, the terms of which may be established and shares of which may be issued by our board of directors, without further action by our stockholders; and
•	certain litigation against us can only be brought in Delaware.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for the following types of actions and proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This exclusive forum provision does not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Nothing in our amended and restated bylaws will preclude stockholders that assert claims under the Securities Act or Exchange Act from bringing such claims in state or federal court, subject to applicable law. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find the exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the SVB Credit Facility contains, and any future credit facility or financing we obtain may contain, terms limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, capital requirements, applicable contractual restrictions and such other factors as we may deem relevant. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From May 1, 2019 through July 19, 2019 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers restricted stock units for an aggregate 1,160,657 shares of common stock under our 2017 Plan.

On July 23, 2019, we sold 620,000 shares of our common stock to SCGE Fund, L.P. in a concurrent private placement with the IPO.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Public Offering of Common Stock and Concurrent Private Placement

On July 23, 2019, we closed the IPO, in which we sold 16,060,000 shares of common stock and certain selling stockholders sold 1,765,000 shares of common stock at a price to the public of $21.00 per share, including shares sold in connection with the full exercise of the underwriters' option to purchase additional shares. Immediately subsequent to the closing of our IPO, SCGE Fund, L.P. purchased 620,000 shares of our common stock from us at $21.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-232271 and File No. 333-232713), which were declared effective by the SEC on July 18, 2019. The shares were sold for an aggregate offering price of approximately $350.3 million. We raised $326.7 million in net proceeds after deducting $23.6 million in underwriters' discounts and commissions but before deducting offering costs. As of July 31, 2019, we have reclassified approximately $7.1 million in offering costs into stockholders' equity as a reduction of the net proceeds received from the IPO. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations related to the RSU settlement. Additionally, we utilized a portion of the net proceeds to purchase investment grade, interest bearing instruments pursuant to the investment policy approved by our board of directors. We also intend to use the net proceeds we received from our IPO and the concurrent private placement for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO and the concurrent private placement to acquire businesses, products, services, or technologies. The managing underwriters of our IPO were BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

There has been no material change in the planned use of the IPO proceeds as described in the Prospectus.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated by reference.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.					X
3.2	Amended and Restated Bylaws of the Registrant.					X
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-232271	4.1	June 28, 2019
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-232271	10.1	June 21, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-232271	10.2	June 28, 2019
10.3+	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-232271	10.3	July 8, 2019
10.4+	2017 Equity Incentive Plan, as amended, and related form agreements.	S-1	333-232271	10.4	June 21, 2019
10.5+	2008 Equity Incentive Plan, as amended, and related form agreements.	S-1	333-232271	10.5	June 21, 2019
10.6+	Outside Director Compensation Policy.	S-1/A	333-232271	10.6	June 28, 2019
10.7+	Change in Control and Severance Policy and related form agreements.	S-1/A	333-232271	10.7	June 28, 2019
10.8+	Equity Incentive Compensation Plan.	S-1/A	333-232271	10.10	June 28, 2019
10.9+	Letter Agreement between the Registrant and Leslie Stretch, dated June 27, 2019.	S-1/A	333-232271	10.12	July 8, 2019
10.10+	Letter Agreement between the Registrant and Roxanne Oulman, dated June 27, 2019.	S-1/A	333-232271	10.13	July 8, 2019
10.11+	Letter Agreement between the Registrant and Borge Hald, dated June 27, 2019.	S-1/A	333-232271	10.14	July 8, 2019
10.12+	Letter Agreement between the Registrant and Mikael Ottosson, dated June 27, 2019.	S-1/A	333-232271	10.15	July 8, 2019
10.13	Common Stock Purchase Agreement between the Registrant and SCGE Fund, L.P., dated as of July 18, 2019.					X
21.1	List of Subsidiaries of the Registrant.	S-1	333-232271	21.1	June 21, 2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDALLIA, INC.

Date: September 12, 2019	By:	/s/ Leslie J. Stretch
President and Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2019	By:	/s/ Roxanne M. Oulman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)