Form 10-Q
period 2019-10-31
Medallia, Inc.
filed 2019-12-11
CIK 1540184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 29, 2019, the Registrant had 128,332,470 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Medallia, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(unaudited)

	October 31,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$296,651	$44,876
Marketable securities	22,646	—
Trade and other receivables, net of allowance for doubtful accounts of $609 and $253 as of October 31, 2019 and January 31, 2019, respectively	71,036	106,120
Deferred commissions, current	19,303	15,874
Prepaid expenses and other current assets	21,659	15,595
Total current assets	431,295	182,465
Property and equipment, net	31,363	42,989
Deferred commissions, noncurrent	42,710	35,727
Goodwill and intangible assets, net	101,139	17,050
Other noncurrent assets	4,602	1,953
Total assets	$611,109	$280,184
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,220	$1,007
Accrued expenses and other current liabilities	21,569	12,840
Accrued compensation	27,741	19,708
Deferred revenue, current	163,554	210,666
Total current liabilities	217,084	244,221
Deferred revenue, noncurrent	1,194	1,151
Deferred rent, noncurrent	2,633	37,182
Other liabilities	5,854	4,188
Total liabilities	226,765	286,742
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value: no shares and 72,622,216 shares authorized as of October 31, 2019 and January 31, 2019, respectively; no shares and 72,482,609 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively; aggregate liquidation preference of nil and $276,853 as of October 31, 2019 and January 31, 2019, respectively	—	72
Preferred stock, $0.001 par value: 100,000,000 shares and no shares authorized as of October 31, 2019 and January 31, 2019, respectively; no shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	—
Common stock, Class A, $0.001 par value: no shares and 200,000,000 shares authorized as of October 31, 2019 and January 31, 2019, respectively; no shares and 29,755,883 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	30
Common stock, Class B, $0.001 par value: no shares and 3,000 shares authorized as of October 31, 2019 and January 31, 2019, respectively; no shares and 3,000 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	—
Common stock, $0.001 par value: 1,000,000,000 shares and no shares authorized as of October 31, 2019 and January 31, 2019, respectively; 128,153,282 shares and no shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	127	—
Additional paid-in capital	834,079	363,076
Accumulated other comprehensive loss	(759)	(1,096)
Accumulated deficit	(449,103)	(368,640)
Total stockholders’ equity (deficit)	384,344	(6,558)
Total liabilities and stockholders’ equity (deficit)	$611,109	$280,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medallia, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue:
Subscription	$79,749	$63,241	$226,008	$178,923
Professional services	23,325	17,925	66,355	48,335
Total revenue	103,074	81,166	292,363	227,258
Cost of revenue:
Subscription	16,296	11,942	44,456	35,345
Professional services	22,299	17,459	61,617	51,235
Total cost of revenue	38,595	29,401	106,073	86,580
Gross profit	64,479	51,765	186,290	140,678
Operating expenses:
Research and development	26,321	20,995	68,630	66,580
Sales and marketing	47,067	34,243	127,152	108,296
General and administrative	32,758	13,020	72,672	36,940
Total operating expenses	106,146	68,258	268,454	211,816
Loss from operations	(41,667)	(16,493)	(82,164)	(71,138)
Interest income and other income (expense), net	2,001	205	2,574	223
Loss before provision for (benefits from) income taxes	(39,666)	(16,288)	(79,590)	(70,915)
Provision for (benefits from) income taxes	(46)	323	873	1,371
Net loss	$(39,620)	$(16,611)	$(80,463)	$(72,286)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.60)	$(1.19)	$(2.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,715	27,482	67,735	26,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medallia, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net loss	$(39,620)	$(16,611)	$(80,463)	$(72,286)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	761	(108)	375	(1,109)
Change in unrealized gain (loss) on marketable securities	(1)	1	45	11
Change in unrealized gain (loss) on cash flow hedges	608	471	(83)	343
Other comprehensive income (loss), net of taxes	1,368	364	337	(755)
Comprehensive loss	$(38,252)	$(16,247)	$(80,126)	$(73,041)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medallia, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2019	2018
Operating activities
Net loss	$(80,463)	$(72,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,812	10,440
Amortization of deferred commissions	13,616	9,481
Stock-based compensation expense	80,296	19,653
Impairment (gain) on property and equipment and lease termination	(13,783)	—
Other	(1,463)	(430)
Changes in assets and liabilities:
Accounts receivable	36,627	40,255
Deferred commissions	(24,108)	(14,105)
Prepaid expenses and other current assets	(5,849)	4,452
Other noncurrent assets	92	(709)
Accounts payable	2,655	1,835
Deferred revenue	(49,921)	(37,130)
Accrued expenses and other current liabilities	10,410	3,084
Other noncurrent liabilities	17	723
Net cash used in operating activities	(21,062)	(34,737)
Investing activities
Purchases of property, equipment and other	(14,250)	(5,637)
Purchase of marketable securities	(76,122)	(18,684)
Maturities of marketable securities	53,604	33,340
Proceeds from sale of marketable securities	511	1,296
Acquisitions, net of cash acquired	(75,238)	—
Other	(1,500)	—
Net cash (used in) provided by investing activities	(112,995)	10,315
Financing activities
Proceeds from initial public offering net of issuance costs, underwriters discounts and commissions, and concurrent private placement	319,972	—
Proceeds from Series F convertible preferred stock, net of issuance costs	69,848	—
Proceeds from exercise of stock options	16,451	7,831
Payments for employee taxes withheld upon vesting of restricted stock units	(15,592)	—
Payment of capital leases	(2,505)	(224)
Repayment of debt assumed in acquisition	(2,297)	—
Net cash provided by financing activities	385,877	7,607
Effect of exchange rate changes on cash and cash equivalents	(45)	(222)
Net increase (decrease) in cash and cash equivalents	251,775	(17,037)
Cash and cash equivalents at beginning of period	44,876	42,699
Cash and cash equivalents at end of period	$296,651	$25,662
Supplemental disclosures of cash flow information
Cash paid for interest	$469	$55
Cash paid for income taxes	$1,208	$1,905
Noncash investing and financing activities
Vesting of early exercised stock options	$453	$361
Accrued unpaid issuance costs related to initial public offering	$400	$—
Accrued unpaid purchase price related to acquisitions	$2,729	$—
Accrued unpaid capital expenditures	$6,573	$5,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medallia, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended October 31, 2019
										Accumulated		Total
	Convertible		Class A		Class B				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at July 31, 2019	—	$—	—	$—	—	$—	126,920,943	$127	$809,014	$(2,127)	$(409,483)	$397,531
Release of restricted stock units	—	—	—	—	—	—	455,328	—	—	—	—	—
Payments for employee taxes withheld upon vesting of restricted stock units	—	—	—	—	—	—	—	(2)	(15,590)			(15,592)
Exercise of employee stock options	—	—	—	—	—	—	728,593	2	3,431	—	—	3,433
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	69	—	—	69
Repurchase of early exercised stock options	—	—	—	—	—	—	(198)	—	—	—	—	—
Warrants exercises							48,616	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	37,155	—	—	37,155
Other comprehensive gain	—	—	—	—	—	—	—	—	—	1,368	—	1,368
Net loss	—	—	—	—	—	—	—	—	—	—	(39,620)	(39,620)
Balance at October 31, 2019	—	$—	—	$—	—	$—	128,153,282	$127	$834,079	$(759)	$(449,103)	$384,344

	Three Months Ended October 31, 2018
										Accumulated		Total
	Convertible		Class A		Class B				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at July 31, 2018	72,394,601	$72	26,704,631	$26	3,000	$—	—	$—	$340,183	$(2,239)	$(342,081)	$(4,039)
Issuance of shares at end of escrow period in connection with prior period acquisitions	88,008	—	—	—	—	—	—	—	—	—	—	—
Exercise of employee stock options	—	—	1,680,296	2	—	—	—	—	3,573	—	—	3,575
Repurchase of early exercised stock options	—	—	(11,361)	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	140	—	—	140
Stock-based compensation	—	—	—	—	—	—	—	—	6,532	—	—	6,532
Other comprehensive gain	—	—	—	—	—	—	—	—	—	364	—	364
Net loss	—	—	—	—	—	—	—	—	—	—	(16,611)	(16,611)
Balance at October 31, 2018	72,482,609	$72	28,373,566	$28	3,000	$—	—	$—	$350,428	$(1,875)	$(358,692)	$(10,039)

The accompanying notes are an integral part of these condensed consolidated financial statements

Medallia, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Nine Months Ended October 31, 2019
										Accumulated		Total
	Convertible		Class A		Class B				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at January 31, 2019	72,482,609	$72	29,755,883	$30	3,000	$—	—	$—	$363,076	$(1,096)	$(368,640)	$(6,558)
Issuance of Series F preferred shares, net of issuance costs	4,666,666	5	—	—	—	—	—	—	69,843	—	—	69,848
Release of restricted stock units	—	—	—	—	—	—	455,328	—		—	—	—
Payments for employee taxes withheld upon vesting of restricted stock units	—	—	—	—	—	—	—	(2)	(15,590)	—	—	(15,592)
Exercise of employee stock options	—	—	1,370,818	1	—	—	2,617,886	4	16,446	—	—	16,451
Conversion of common stock	—	—	(31,126,701)	(31)	(3,000)	—	31,129,701	31	—	—	—	—
Conversion of preferred stock	(77,149,275)	(77)	—	—	—	—	77,149,275	77	—	—	—	—
Proceeds from Initial Public Offering, net of issuance and underwriter's discounts and commissions and concurrent private placement	—	—	—	—	—	—	16,680,000	17	319,555	—	—	319,572
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	453	—	—	453
Repurchase of early exercised stock options	—	—	—	—	—	—	(823)	—	—	—	—	—
Warrants exercises							121,915	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	80,296	—	—	80,296
Other comprehensive gain	—	—	—	—	—	—	—	—	—	337	—	337
Net loss	—	—	—	—	—	—	—	—	—	—	(80,463)	(80,463)
Balance at October 31, 2019	—	$—	—	$—	—	$—	128,153,282	$127	$834,079	$(759)	$(449,103)	$384,344

	Nine Months Ended October 31, 2018
										Accumulated		Total
	Convertible		Class A		Class B				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at January 31, 2018	72,394,601	$72	24,637,801	$24	3,000	$—	—	$—	$322,300	$(1,120)	$(286,219)	$35,057
Cumulative effect of the adoption of ASU 2016-09	—	—	—	—	—	—	—	—	187	—	(187)	—
Exercise of employee stock options	—	—	3,685,133	4	—	—	—	—	7,927	—	—	7,931
Repurchase of early exercised stock options	—	—	(30,801)	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	361	—	—	361
Issuance of shares at end of escrow period in connection with prior period acquisitions	88,008	—	81,433	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	19,653	—	—	19,653
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(755)	—	(755)
Net loss	—	—	—	—	—	—	—	—	—	—	(72,286)	(72,286)
Balance at October 31, 2018	72,482,609	$72	28,373,566	$28	3,000	$—	—	$—	$350,428	$(1,875)	$(358,692)	$(10,039)

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

Initial Public Offering and Private Placement

In July 2019, the Company completed its initial public offering (the IPO) and sold 16,060,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $21.00 per share. The Company received net proceeds of $313.7 million after deducting underwriting discounts and commissions. In connection with the IPO:

•	all the shares of convertible preferred stock outstanding automatically converted into an aggregate of 77,149,275 shares of the Company’s common stock;
•	all shares of the Company’s Class A and Class B common stock outstanding immediately prior to the IPO automatically converted into an aggregate of 31,129,701 shares of the Company’s common stock;
•	the outstanding warrant to purchase 75,000 shares of preferred stock automatically converted into a warrant to purchase the same number of shares of common stock; and
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

JOBS Act Accounting Election

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company’s unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements, Note 1. Summary of Business and Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies during the three and nine months ended October 31, 2019.

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

Implementation services consist primarily of initial design, integration and configuration services. Other professional services include projects that enable customers to gain insightful business information through data analysis, and the Company’s institute training programs. Implementation and other services revenue are recognized as services are performed.

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

Contract Balances and Remaining Performance Obligations

Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $2.4 million and $2.5 million as of October 31, 2019 and January 31, 2019, respectively, and are included within trade and other receivables, net, on the unaudited condensed consolidated balance sheets.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of services being provided. The Company recognized revenue of $77.4 million and $167.7 million during the three and nine months ended October 31, 2019, respectively, and $65.5 million and $143.2 million during the three months and nine months ended October 31, 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, and amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2019, the Company’s remaining performance obligations were $585.7 million, approximately 50% of which it expects to recognize as revenue over the next 12 months and the remaining balance thereafter.  As of January 31, 2019, the Company’s remaining performance obligations were $470.6 million, approximately 56% of which it expects to recognize as revenue over the next 12 months and the remaining balance thereafter.

The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less.

Revenue by Geography

The following table sets forth revenue by geographic area for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
North America	$78,209	$59,040	$221,543	$167,439
EMEA	16,771	15,601	48,104	42,968
Other	8,094	6,525	22,716	16,851
Total	$103,074	$81,166	$292,363	$227,258

The United States comprised 73% and 72% of the Company’s revenue for the three and nine months ended October 31, 2019, respectively and 68% and 70% of the Company’s revenue in the three and nine months ended October 31, 2018, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the three and nine months ended October 31, 2019 and 2018.

Deferred Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The Company determined the period of benefit by taking into consideration its customer contracts, technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commission for new revenue contracts) are deferred and amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses in the unaudited consolidated statements of operations.

Commissions earned and capitalized during the three and nine months ended October 31, 2019 was $8.2 million and $24.0 million, respectively.  Commissions earned and capitalized during the three and nine months ended October 31, 2018 was $7.5 million and $14.1 million, respectively.  Amortization expense for deferred commissions during the three and nine months ended October 31, 2019 was $4.9 million and $13.6 million, respectively.  Amortization expense for deferred commission during the three and nine months ended October 31, 2018 was $3.3 million and $9.5 million respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a similar manner to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company for its fiscal year ending January 31, 2021 and interim periods thereafter. While the Company is evaluating the accounting, transition and disclosure requirements of the standard, the Company anticipates the recognition of additional assets and corresponding liabilities related to the leases on its balance sheets.

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

2. Cash Equivalents and Marketable Securities

As of October 31, 2019, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$17,038	$—	$—	$17,038
U.S. government and agency securities	205,585	28	—	205,613
Commercial paper	14,691	—	—	14,691
Corporate notes and bonds	6,419	18	—	6,437
Total	$243,733	$46	$—	$243,779
Included in cash and cash equivalents	$221,133	$—	$—	$221,133
Included in marketable securities	$22,600	$46	$—	$22,646

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

The following tables represents the fair value of assets and liabilities measured at fair value on a recurring basis using the above hierarchy (in thousands):

	October 31, 2019				January 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,038	$—	$—	$17,038	$106	$—	$—	$106
Commercial paper	—	14,191	—	14,191	—	—	—	—
U.S. government and agency securities	—	189,904	—	189,904	—	—	—	—
Total cash equivalents	17,038	204,095	—	221,133	106	—	—	106
Marketable securities:
Corporate notes and bonds	—	6,437	—	6,437	—	—	—	—
Commercial paper	—	500	—	500	—	—	—	—
U.S. government and agency securities	—	15,709	—	15,709	—	—	—	—
Total marketable securities	—	22,646	—	22,646	—	—	—	—
Derivative assets (note 4)	—	447	—	447	—	1,073	—	1,073
Total assets measured at fair value	$17,038	$227,188	$—	$244,226	$106	$1,073	$—	$1,179
Liabilities:
Derivative liabilities (note 4)	$—	$898	$—	$898	$—	$673	$—	$673
Total liabilities measured at fair value	$—	$898	$—	$898	$—	$673	$—	$673

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

As of October 31, 2019, and January 31, 2019, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $10.3 million and $9.9 million, respectively. All contracts have maturities not greater than 13 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.

During the three and nine months ended October 31, 2019 and 2018, all cash flow hedges were considered effective.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company also enters into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the unaudited condensed consolidated balance sheets at fair value. The forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other income (expense), net on the unaudited condensed consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.

As of October 31, 2019, and January 31, 2019, the Company had outstanding forward contracts with total notional values of $8.9 million and $2.5 million, respectively. All contracts have maturities not greater than 13 months.

The fair values of outstanding derivative instruments were as follows (in thousands):

	October 31, 2019	January 31, 2019
Derivative assets (recorded in prepaid expenses and other current assets):
Foreign currency forward contracts designated as cash flow hedges	$353	$621
Foreign currency forward contracts not designated as hedges	94	453
Derivative liabilities (recorded in accrued expenses and other current liabilities):
Foreign currency forward contracts designated as cash flow hedges	$260	$71
Foreign currency forward contracts not designated as hedges	638	602

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Condensed Statements of Comprehensive Loss Locations
		Three Months Ended October 31,		Nine Months Ended October 31,
		2019	2018	2019	2018
Gains (losses) recognized in other comprehensive loss (effective portion)	Change in unrealized gain (loss) on cash flow hedges, net of tax	$374	$—	$(237)	$38
Gains (losses) reclassified from other comprehensive loss into income (effective portion)	Revenues	131	(8)	350	(25)
Gains (losses) reclassified from other comprehensive loss into income (effective portion)	General and administrative	(365)	(463)	(504)	(278)
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Interest income and other income (expense), net	(42)	13	(105)	30

The effective portion of foreign currency forward contracts designated as cash flow hedges, which are recognized in gains (losses) in the unaudited condensed consolidated statements of other comprehensive loss, as of October 31, 2019 was $0.7 million and as of January 31, 2019 was $0.5 million, is expected to be reclassified out of the unaudited condensed consolidated statements of comprehensive loss within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

Derivative Type	Condensed Consolidated Statements of Operations Location
		Three Months Ended October 31,		Nine Months Ended October 31,
		2019	2018	2019	2018
Foreign currency forward contracts not designated as hedges	Interest income and other income (expense), net	$124	$(134)	$80	$(47)

As of October 31, 2019, information related to offsetting arrangements were as follows (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Asset Exposed
Derivative assets:
Counterparty A	$77	$—	$77	$(14)	$—	$63
Counterparty B	370	—	370	(370)	—	—
Total	$447	$—	$447	$(384)	$—	$63

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Liabilities Exposed
Derivative liabilities:
Counterparty A	$14	$—	$14	$(14)	$—	$—
Counterparty B	884	—	884	(370)	—	514
Total	$898	$—	$898	$(384)	$—	$514

As of January 31, 2019, information related to offsetting arrangements were as follows (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Asset Exposed
Derivative assets:
Counterparty A	$297	$—	$297	$—	$—	$297
Counterparty B	776	—	776	(673)	—	103
Total	$1,073	$—	$1,073	$(673)	$—	$400

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Liabilities Exposed
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	673	—	673	(673)	—	—
Total	$673	$—	$673	$(673)	$—	$—

5. Balance Sheet Components

The following table summarizes property and equipment which consists of the following (in thousands):

	October 31,	January 31,
	2019	2019
Computer equipment and software	$48,911	$43,605
Furniture, fixtures and equipment	640	2,790
Leasehold improvements	4,464	23,645
Equipment acquired under capital leases	11,690	6,125
Construction-in-progress	6,668	3,804
Total property and equipment, gross	72,373	79,969
Less accumulated depreciation and amortization	(41,010)	(36,980)
Property and equipment, net	$31,363	$42,989

Depreciation and amortization expense during the three and nine months ended October 31, 2019 totaled $3.4 million and $9.7 million, respectively, and for the three and nine months ended October 31, 2018 totaled $3.4 million and $10.1 million, respectively.  These expenses include depreciation of assets recorded under capital leases for the three and nine months ended October 31, 2019 of $1.0 million and $2.6 million, respectively and for the three and nine months ended October 31, 2018 of $0.3 million and $0.4 million, respectively.

During the nine months ended October 31, 2019, the Company recorded a net gain of approximately $4.0 million as a result of the termination of its lease for its former corporate headquarters which included the gain on the reversal of the deferred rent of $34.5 million, partially offset by the impairment of property and equipment of $20.7 million and cash payments associated with the termination and other fees of $9.8 million.

The following table summarizes accrued compensation which consists of the following (in thousands):

	October 31,	January 31,
	2019	2019
Accrued salaries and bonus	$9,494	$2,958
Accrued commissions	6,848	10,215
Accrued vacation	3,943	4,013
Payroll taxes	2,671	2,522
ESPP	4,785	—
Accrued compensation	$27,741	$19,708

6. Business Combinations

On May 16, 2019, the Company acquired Strikedeck Inc. (Strikedeck), a privately-held company for the purchase price of $11.0 million in cash.  Strikedeck is a customer success platform for business-to-business customers.

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

On September 23, 2019, the Company acquired Zingle Inc. (Zingle), a privately-held company for a purchase price of $47.3 million in cash. Zingle is a leading multi-channel mobile messaging and customer engagement solution.

On October 3, 2019, the Company acquired Crowdicity Limited (Crowdicity), a privately-held company for a purchase price of $16.6 million in cash. Crowdicity is an idea and innovation management platform.

The above transactions were each accounted for as business combinations. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The fair value of developed technologies and customer relationships were determined by using the Multiple Period Excess Method, and trademarks was determined using the Royalty Relief Method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill resulting from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisitions will be deductible for income tax purposes.

The Company is in the process of finalizing certain valuation assumptions and settling working capital adjustments for Zingle and Crowdicity, and therefore the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein.

The following table summarizes the acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration, Net of Cash Acquired	Net (Liabilities) Assumed	Identifiable Intangible Assets	Goodwill
Crowdicity	$15,863	$(2,330)	$4,811	$13,382
Zingle	42,566	(676)	8,715	34,527
Promoter	1,694	(397)	900	1,191
Cooladata	7,346	(2,784)	4,600	5,530
Strikedeck	10,498	(305)	4,000	6,803

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

	Crowdicity		Zingle		Promoter		Cooladata		Strikedeck
Identifiable Intangible Assets	Amount	Useful Life (years)	Amount	Useful Life (years)	Amount	Useful Life (years)	Amount	Useful Life (years)	Amount	Useful Life (years)
Developed technology	$2,406	5	$4,915	5	$700	5	$4,600	5	$4,000	5
Customer relationships	2,105	5	3,000	5	—	—	—	—	—	—
Trademarks	300	5	800	5	200	5	—	—	—	—

The financial results for the above acquisitions are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through October 31, 2019.

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

7. Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of January 31, 2019	$16,745
Acquisitions	61,433
Foreign currency exchange	550
Balance as of October 31, 2019	$78,728

The carrying amount of intangible assets, net was as follows (in thousands):

	January 31,	Identifiable Intangibles Assets	Accumulated	Foreign Currency	October 31,	Weighted Average Remaining Useful Life
	2019	Acquired	Amortization	Exchange	2019	Years
Developed technology	$1,900	$16,621	$(2,591)	$96	$16,026	4.5
Customer relationships	—	5,105	(89)	86	5,102	4.9
Trademarks	—	1,300	(30)	13	1,283	4.8
	$1,900	$23,026	$(2,710)	$195	$22,411

Developed technology, customer relationships, and trademarks are amortized over a five-year period.

The total amortization expense for intangible assets was $0.8 million and $1.1 million for the three and nine months ended October 31, 2019, respectively and $0.1 million and $0.3 million for the three and nine months ended October 31, 2018, respectively.

The estimated aggregate future amortization expense of intangible assets as of October 31, 2019 is as follows (stated in thousands):

Remainder of 2020	$1,206
2021	4,795
2022	4,646
2023	4,646
2024	4,646
Thereafter	2,472
Total	$22,411

8. Commitments and Contingencies

Operating and Capital Leases

The Company leases certain office and data center facilities which are operating leases as well as equipment leases which are capital leases.  There were no material changes to the future minimum lease payments by year under the noncancelable leases reported in the Prospectus.

Revolving Line of Credit

As of October 31, 2019 and January 31, 2019, the Company maintained a revolving line of credit that matures in September 2020 and provides for aggregate borrowings of up to $50.0 million. Prior to the maturity date, the Company has the option to borrow an aggregate amount not to exceed $15.0 million and convert the borrowing to a term loan (Term-Out Loan), provided that no prior event of default has occurred. The existing aggregate borrowing amount on the revolving line of credit is reduced by the amount of the Term-Out Loan. Principal payments on the Term-Out Loan are repaid in consecutive monthly installments. The maturity date is the earlier of (i) 48 months after such Term-Out Loan was made and (ii) September 2023. The applicable interest rate for borrowings under the revolving line of credit and the Term-Out Loan are determined as follows: for borrowings less than $5.0 million, the interest rate is based on the Wall Street Journal’s Prime Rate plus a 0.5% margin. For borrowings greater than or equal to $5.0 million, but less than $10.0 million, the interest rate is based on the Wall Street Journal’s Prime Rate. For borrowings greater or equal to $10.0 million, the interest rate is based on the Wall Street Journal’s Prime Rate minus a 0.5% applicable margin.

Standby letters of credit related to the Company’s office lease facilities of $2.9 million and $10.5 million were outstanding as of October 31, 2019 and January 31, 2019, respectively, and such amounts reduce aggregate borrowings available under the revolving line of credit. As of October 31, 2019, and January 31, 2019, $47.1 million and $39.5 million, respectively, was available for borrowing under the revolving line of credit.

As of October 31, 2019 and January 31, 2019, the Company was in compliance with the financial covenants contained in the revolving line of credit. The revolving line of credit requires the Company to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the credit agreement.

Warranties, Indemnification, and Contingent Obligations

The Company’s arrangements generally include provisions indemnifying customers against liabilities if their customer data is compromised due to a breach of information security, or if the Company’s applications or services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any costs as a result of such indemnification and has not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements.

The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. To date, the Company has not experienced any significant failures to meet defined levels of performance and response. In connection with the service level agreements, the Company has not incurred any significant costs and has not accrued any liabilities in the unaudited condensed consolidated financial statements. The Company’s subscription services agreements also generally include a warranty that the service performs in accordance with the applicable specifications document. The Company’s professional services are generally warranted to be performed in a professional manner and in a manner that will comply with the terms of the customer agreements. To date, the Company has not incurred any material costs associated with these warranties.

9. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company recorded income tax benefits of $46 thousand and an income tax expense of $0.9 million for the three and nine months ended October 31, 2019, respectively, and an income tax expense of $0.3 million and $1.4 million for the three and nine months ended October 31, 2018, respectively.

The income tax benefit for the three months ended October 31, 2019 was primarily attributable to a $1.0 million income tax benefit related to the reduction of the valuation allowance due to the Zingle and Crowdicity acquisitions which was partially offset by state taxes, foreign income and foreign withholding taxes.  For the nine months ended October 31, 2019, the income tax expense was attributable to state taxes, foreign income tax and foreign withholding taxes which was partially offset by the income tax benefit of $1.4 million for the reduction of the valuation allowance due to the Zingle, Crowdicity and Strikedeck acquisitions.  The income tax expense for the three and nine months ended October 31, 2018 was primarily attributable to state taxes, foreign income and foreign withholding taxes.

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

In December 2017, the Company’s board of directors adopted, and in February 2018 the stockholders approved, the 2017 Equity Incentive Plan (the 2017 Plan), with an initial share reserve of 3,000,000 shares of common stock, plus any reserved but unissued shares under the 2008 Plan. The 2017 Plan is the successor to and continuation of the 2008 Plan. The 2017 Plan provides for at the Company’s discretion, grants of immediately exercisable options, subject to repurchase provisions. Options and RSUs granted generally vest between three to four years. During fiscal 2019 and the nine months ended October 31, 2019, the compensation committee of the Company’s board of directors approved an increase to the share reserve for issuance under the 2017 Plan by 22,000,000 shares and 5,000,000 shares, respectively.

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

The Plan activity is as follows:

	Nine Months Ended October 31,
	2019	2018
Opening balance	4,023,140	3,725,180
Shares authorized	24,000,000	13,000,000
Options and RSUs granted	(8,422,096)	(17,361,893)
Cancelled and repurchased shares	3,147,797	4,383,597
Ending balance	22,748,841	3,746,884

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of subscription revenue	$948	$321	$2,104	$921
Cost of professional services revenue	2,708	580	5,955	1,822
Research and development expense	6,292	1,665	11,533	5,845
Sales and marketing expense	8,948	1,593	18,916	5,033
General and administrative expense	18,259	2,373	41,788	6,032
Total stock-based compensation	$37,155	$6,532	$80,296	$19,653

Options Activity

The fair value of each stock option granted to employees was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions.  The Company did not issue any options during the three months ended October 31, 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Risk-free interest rate	—	2.8% - 2.9%	2.5%	2.5% - 2.9%
Expected volatility	—	40% - 42%	41%	40% - 44%
Expected term (in years)	—	5.50 - 6.69	5.85	5.50 - 6.69
Expected dividend rate	—	—	—	—

The following table summarizes the option activity:

	Options Outstanding
			Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price per	Contractual	Value
	Shares	Share	Term (years)	(in thousands)
Balance as of January 31, 2019	52,797,213	$5.27	8.12	$388,631
Options granted	478,278	12.63		13,752
Options exercised	(3,988,860)	4.09
Options cancelled or expired	(2,828,175)	6.14
Balance as of October 31, 2019	46,458,456	$5.39	7.44	$1,100,668
Exercisable at October 31, 2019	27,239,876	$4.60	6.62	$666,744

The weighted-average grant-date fair value of options granted during the nine months ended October 31, 2019 was $5.38 per share. The grant date fair value of stock options vested during the nine months ended October 31, 2019 was $28.1 million.  The unrecognized compensation expense related to stock options was $54.1 million as of October 31, 2019 and is expected to be recognized over a weighted-average remaining recognition period of 2.7 years.

Restricted Stock Units Activity

The following table summarizes the restricted stock unit activity:

	Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 31, 2019	3,155,197	$6.29	—	$—
Shares granted	7,043,239	18.17	900,579	13.91
Vested	(886,163)	6.62	—	—
Shares cancelled and expired	(245,376)	14.01	(74,246)	13.41
Balance as of October 31, 2019	9,066,897	$15.28	826,333	$13.95

The unrecognized compensation expense related to RSUs, including Performance Restricted Stock Units as of October 31, 2019 was $108.7 million and is expected to be recognized over a weighted-average remaining recognition period of 2.6 years.

In conjunction with the termination of certain executives and other employees of the Company, the Company accelerated the vesting of certain unvested stock options and RSUs and as a result of those modifications recorded stock-based compensation expense of $10.5 million.

Employee Stock Purchase Plan

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

October 31, 2019
Risk-free interest rate	1.9%
Expected volatility	38%
Expected term (in years)	0.65
Expected dividend rate	—

The fair value of stock purchase rights granted under the ESPP during the period from July 19, 2019 to October 31, 2019 was $5.78 per share.  As of October 31, 2019, the Company had $2.2 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.4 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Numerator:
Net Loss	$(39,620)	$(16,611)	$(80,463)	$(72,286)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,715	27,482	67,735	26,065
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.60)	$(1.19)	$(2.77)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Convertible preferred stock	—	72,483	—	72,483
Stock options	46,466	45,706	46,466	45,706
Restricted stock units	9,659	2,905	9,659	2,905
ESPP	686	—	686	—
Common stock warrant	—	75	—	75
Convertible preferred stock warrant	—	56	—	56
Unvested early exercises subject to repurchase	7	210	7	210
Total	56,818	121,435	56,818	121,435

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year ends January 31.

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

Customers

We measure and track the number of customers because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. As of October 31, 2019 and 2018, we had 698 and 508 customers1, respectively.

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

The following table sets forth our subscription billings and growth rate, and provides a reconciliation of subscription revenue to subscription billings, for the periods presented:

	Twelve Months Ended October 31,
	2019	2018
	(in thousands, except percentages)
Subscription revenue	$293,882	$232,931
Change in subscription deferred revenue and contract assets (unbilled receivables)	36,818	34,640
Subscription billings	$330,700	$267,571
Subscription billings growth rate	24%

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

Dollar-based Net Revenue Retention

We use a dollar-based net revenue retention rate to measure our ability to retain and expand business generated from our existing customers. Our dollar-based net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, calculated on a trailing twelve-month basis. We focus on a dollar-based net revenue retention rate metric because it captures the full impact on revenue of customers expanding, decreasing or ending their subscriptions. Our dollar-based net revenue retention rate as of October 31, 2019 and 2018 was 118% and 116%, respectively, on a trailing twelve-month basis.

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

Implementation and other services are sold on a fixed-fee or time-and-materials basis and consist primarily of initial design, integration and configuration services. In addition, we provide advisory services that enable customers to gain insightful business information through data analysis and our institute training programs. Implementation and other services revenue are recognized as services are performed.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related expenses including stock-based compensation, travel expenses and overhead costs, facility costs and outside services.

We expect to incur additional general and administrative expenses to support the growth of the Company as well as our transition to being a publicly traded company. We expect that general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

As a result of certain stock-based compensation charges described in “Note 1: Description of Business and Summary of Significant Accounting Policies - Stock-Based Compensation” included in this Quarterly Report on Form 10-Q, in our notes to the unaudited condensed consolidated financial statements, our cost of revenue and operating expenses increased significantly in absolute dollars and as a percentage of revenue during the three and nine months ended October 31, 2019.

Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Subscription	$79,749	$63,241	$226,008	$178,923
Professional services	23,325	17,925	66,355	48,335
Total revenue	103,074	81,166	292,363	227,258
Cost of revenue:
Subscription	16,296	11,942	44,456	35,345
Professional services	22,299	17,459	61,617	51,235
Total cost of revenue	38,595	29,401	106,073	86,580
Gross profit	64,479	51,765	186,290	140,678
Operating expenses:
Research and development	26,321	20,995	68,630	66,580
Sales and marketing	47,067	34,243	127,152	108,296
General and administrative	32,758	13,020	72,672	36,940
Total operating expenses	106,146	68,258	268,454	211,816
Loss from operations	(41,667)	(16,493)	(82,164)	(71,138)
Interest income and other income (expense), net	2,001	205	2,574	223
Loss before provision for income taxes	(39,666)	(16,288)	(79,590)	(70,915)
Provision for (benefit from) income taxes	(46)	323	873	1,371
Net loss	$(39,620)	$(16,611)	$(80,463)	$(72,286)

The following table sets forth our unaudited consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue:
Subscription	77%	78%	77%	79%
Professional services	23%	22%	23%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	16%	15%	15%	15%
Professional services	22%	21%	21%	23%
Total cost of revenue	37%	36%	36%	38%
Gross profit	63%	64%	64%	62%
Operating expenses:
Research and development	26%	26%	23%	29%
Sales and marketing	46%	42%	43%	48%
General and administrative	32%	16%	25%	16%
Total operating expenses	103%	84%	92%	93%
Loss from operations	(40)%	(20)%	(28)%	(31)%
Interest income and other income (expense), net	2%	—%	1%	—%
Loss before provision for (benefits from) income taxes	(38)%	(20)%	(27)%	(31)%
Provision for (benefits from) income taxes	—%	—%	—%	1%
Net loss	(38)%	(20)%	(27)%	(32)%

Three and Nine Months Ended October 31, 2019 and 2018

Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Subscription	$79,749	$63,241	$16,508	26%	$226,008	$178,923	$47,085	26%
Professional services	23,325	17,925	5,400	30%	66,355	48,335	18,020	37%
Total revenue	$103,074	$81,166	$21,908	27%	$292,363	$227,258	$65,105	29%

Total revenue was $103.1 million for the three months ended October 31, 2019, compared to $81.2 million for the three months ended October 31, 2018, which is an increase of $21.9 million, or 27%.  Total revenue was $292.4 million for the nine months ended October 31, 2019, compared to $227.3 million for the nine months ended October 31, 2018, which is an increase of $65.1 million, or 29%.

Subscription revenue accounted for 77% and 78% of our revenue for the three months ended October 31, 2019 and 2018, respectively. Subscription revenue increased by $16.5 million, or 26%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018.  Subscription revenue accounted for 77% and 79% of our revenue for the nine months ended October 31, 2019 and 2018, respectively.  Subscription revenue increased by $47.1 million, or 26% for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase in subscription revenues was due primarily to a higher number of customer contracts as compared to the same nine-month period in 2018.

Professional services revenue increased by $5.4 million, or 30% for the three months ended October 31, 2019, compared to the three months ended October 31, 2018.  Professional services revenue increased by $18.0 million or 37% for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018.  The increases in professional services revenues during the three and nine month periods was primarily driven by higher managed services and implementation services.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$16,296	$11,942	$4,354	36%	$44,456	$35,345	$9,111	26%
Professional services	22,299	17,459	4,840	28%	61,617	51,235	10,382	20%
Total cost of revenue	$38,595	$29,401	$9,194	31%	$106,073	$86,580	$19,493	23%
Gross profit	$64,479	$51,765	$12,714		$186,290	$140,678	$45,612
Gross margin:
Subscription	80%	81%			80%	80%
Professional services	4%	3%			7%	(6)%
Total gross margin	63%	64%			64%	62%

Total cost of revenue was $38.6 million for the three months ended October 31, 2019, compared to $29.4 million for the three months ended October 31, 2018, an increase of $9.2 million, or 31%. Total cost of revenue was $106.1 million for the nine months ended October 31, 2019, compared to $86.6 million for the nine months ended October 31, 2018, an increase of $19.5 million or 23%.

Cost of subscription revenue increased by $4.4 million, or 36%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. The increase was primarily due to an increase of $2.1 million in hosting costs along with software and depreciation on hardware related to infrastructure necessary to support our customer base, higher personnel-related expenses of $1.8 million as the result of higher stock-based compensation costs, and $0.2 million in consulting services. Cost of subscription revenue increased by $9.1 million, or 26%, for the nine months ended October 31, 2019, compared to the nine months ended October 31, 2018. The increase was primarily due to higher hosting costs of $4.4 million along with software and hardware costs related to infrastructure necessary to support our customer base and higher personnel-related expenses of $4.0 million due to increase in stock-based compensation cost.

Cost of professional services revenue increased by $4.8 million, or 28%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. The increase was primarily due to higher personnel-related expenses of $3.9 million as the result of higher stock-based compensation costs and consulting costs of $1.1 million. Cost of professional services revenue increased by $10.4 million, or 20%, for the nine months ended October 31, 2019, compared to the nine months ended October 31, 2018. The increase was primarily due to higher personnel-related expenses of $8.0 million and an increase of $3.4 million in outside services. This increase was offset by a decrease of $1.2 million in facility costs.

Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Research and development	$26,321	$20,995	$5,326	25%	$68,630	$66,580	$2,050	3%
Percentage of revenue	26%	26%			23%	29%

Research and development expenses increased by $5.3 million or 25% for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. The increase was primarily due to higher personnel-related expenses of $5.3 million as the result of higher stock-based compensation costs.  Research and development expenses increased by $2.1 million, or 3%, for the nine months ended October 31, 2019, compared to the nine months ended October 31, 2018.  The increase was primarily due to higher personnel-related expenses of $3.2 million partially offset by a decrease in facility costs of $1.8 million.

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$47,067	$34,243	$12,824	37%	$127,152	$108,296	$18,856	17%
Percentage of revenue	46%	42%			43%	48%

Sales and marketing expenses increased by $12.8 million, or 37%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. This increase was primarily due to personnel-related costs of $11.0 million as a result of higher stock-based compensation costs and an increase in marketing expenses of $2.0 million primarily related to digital marketing costs.  Sales and marketing expenses increased by $18.9 million, or 17%, for the nine months ended October 31, 2019, compared to the nine months ended October 31, 2018.  This increase was primarily due to personnel-related costs $14.7 million as a result of higher stock-based compensation expense offset by decrease in non-quota bearing sales personnel.  In addition, marketing expenses increased by $6.8 million primarily related to digital marketing, partially offset by a decrease in facilities costs of $1.8 million, outside consulting services of $0.8 million and software hosting costs of $0.6 million.

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
General and administrative	$32,758	$13,020	$19,738	152%	$72,672	$36,940	$35,732	97%
Percentage of revenue	32%	16%			25%	16%

General and administrative expenses increased by $19.7 million, or 152%, for the three months ended October 31, 2019, compared to the three months ended October 31, 2018. General and administrative expenses increased by $35.7 million, or 97%, for the nine months ended October 31, 2019, compared to the nine months ended October 31, 2018. The increase was primarily due to higher stock-based compensation expense related to our RSU’s being recognized upon the IPO and the termination of certain executives and other employees, for which we accelerated the vesting of certain unvested stock options and RSUs.  As a result of the acceleration, we recognized modifications recorded to stock-based compensation expense of $8.7 million. These increases in expenses were partially offset by a one-time gain of $4.0 million due to the termination of our former corporate headquarters lease in San Mateo.

Interest Income and Other Income (Expense), Net and Provision for (Benefits from) Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest income and other income (expense), net
Interest income	$1,857	$122	$1,735	1,422%	$3,327	$625	$2,702	432%
Other income (expense)	144	83	61	73%	(753)	(402)	(351)	87%
Interest income and other income (expense), net	$2,001	$205	$1,796	876%	$2,574	$223	$2,351	1,054%
Provision for (benefit from) income taxes
Provision for (benefit from) income taxes	$(46)	$323	$(369)	(114)%	$873	$1,371	$(498)	(36)%

Interest income increased during the three and nine months ended October 31, 2019 due to the higher cash and cash equivalents and marketable securities balances from proceeds of our IPO and the Series F convertible preferred stock during 2019 as compared to the same three and nine months ended October 31, 2018.

Other income (expense) increased during the three months ended October 31, 2019 due to higher foreign exchange gain, partially offset by interest expense from capital leases as compared to the three months ended October 31, 2018.  Other income (expense) decreased during the nine months ended October 31, 2019 due to an increase in interest expense from capital leases, partially offset by foreign exchange gains as compared to the nine months ended October 31, 2018.

Income tax expense decreased by $0.4 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 due to a $1.0 million benefit related to the reduction of the valuation allowance due to the Zingle and Crowdicity acquisitions partially offset by an increase in foreign withholding taxes.

Income tax expense decreased by $0.5 million for the nine month period ended October 31, 2019 compared to the nine month period ended October 31, 2018 due to a $1.4 million benefit related to the reduction of the valuation allowance due to the Strikedeck, Zingle and Crowdicity acquisitions partially offset by an increase in foreign withholding taxes and an increase in foreign income taxes.

Liquidity and Capital Resources

As of October 31, 2019, our principal sources of liquidity were cash and cash equivalents and marketable securities totaling $319.3 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of bank deposits, money market funds, corporate notes and bonds, commercial paper and U.S. government and agency securities.

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

As of October 31, 2019, there were no amounts drawn against the SVB Credit Facility. Of the aggregate borrowing amount of $50.0 million, $2.9 million was used to secure standby letters of credit related to our office lease facilities as of October 31, 2019. The remaining amount of $47.1 million was available for borrowing under the SVB Credit Facility as of October 31. The standby letters of credit typically cover a one-year period, bear a commitment fee of approximately 1% of the amount and auto-renew at the end of the stated period.

As of October 31, 2019, we were in compliance with the financial covenants contained in the SVB Credit Facility. The SVB Credit Facility requires us to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the agreement.

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

Cash Flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2019	2018
Net cash used in operating activities	$(21,062)	$(34,737)
Net cash (used in) provided by investing activities	(112,995)	10,315
Net cash provided by financing activities	385,877	7,607
Effect of currency translation on cash and cash equivalents	(45)	(222)
Net increase (decrease) in cash and cash equivalents	$251,775	$(17,037)

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services fees. Our primary uses of cash from operating activities are for personnel-related expenses, facilities costs and rent, marketing expenses and hosting fees. We typically experience relatively higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year and an increase in cash flow from operations.

Cash used in operating activities for the nine months ended October 31, 2019 of $21.1 million primarily related to our net loss of $80.5 million, adjusted for non-cash charges of $89.5 million and net cash outflows of $30.1 million from changes in operating assets and liabilities.  The primary drivers of the changes in our operating assets and liabilities related to $49.9 million decrease in deferred revenue, $24.1 million increase in deferred commissions and $5.9 million increase in prepaid expenses and other current assets, partially offset by $36.6 million decrease in accounts receivable and $13.1 million increase in accounts payable and accrued expense and other liabilities.

Cash used in operating activities for the nine months ended October 31, 2018 of $34.7 million primarily related to our net loss of $72.3 million, adjusted for non-cash charges of $39.1 million and net cash outflows of $1.6 million from changes in operating assets and liabilities.  The primary drivers of the changes in our operating assets and liabilities relate to a decrease in deferred revenue of $37.1 million and an increase in deferred commissions of $14.1 million, partially offset by the decrease in accounts receivable of $40.3 million, an increase in accounts payable and accrued expenses and other liabilities of $4.9 million and decrease in prepaid expenses and other current assets of $4.5 million.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2019 of $113.0 million was the result of the acquisitions, net of cash acquired of Strikedeck Inc. Cooladata Ltd., Promoter.io Inc., Zingle Inc. and Crowdicity Ltd. for $75.2 million, net purchases of marketable securities of $22.0 million, the purchases of property, equipment and other of $14.3 million as well as other investing activities of $1.5 million.

Cash provided by investing activities for the nine months ended October 31, 2018 of $10.3 million was the result of net proceeds from marketable securities of $15.9 million partially offset by the purchases of property, equipment and other of $5.6 million.

Financing Activities

Cash provided by financing activities for the nine months ended October 31, 2019 of $385.9 million consisted of $320.0 million in proceeds from the IPO, net of issuance costs and underwriters discounts and concurrent private placement, $69.8 million from our series F convertible preferred stock financing, $16.5 million in proceeds from the exercise of stock options, net of repurchases of unvested early exercises, partially offset by $15.6 million in shares repurchased for tax withholdings for release of restricted share units, $2.5 million on capital lease payments and $2.3 million repayment of debt assumed in acquisition.

Cash provided by financing activities for the nine months ended October 31, 2018 of $7.6 million consisted of $7.8 million proceeds from the exercises of stock options, net of repurchases of unvested early exercises partially offset by $0.2 million on capital lease payments.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and data center facilities and capital leases for certain equipment. There have been no material changes in our contractual obligations and commitments since our IPO.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except for the letters of credit described in “Note 8-Commitments and Contingencies – Revolving Line of Credit” in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There have been no material changes to these policies and estimates for the three and nine months ended October 31, 2019, from those disclosed in our Prospectus except as noted below:

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

Interest Rate Risk

As of October 31, 2019, we had cash, cash equivalents and marketable securities of $319.3 million.

As of October 31, 2019, the SVB Credit Facility consisted of a $50.0 million available revolving line of credit. Borrowings on the SVB Credit Facility bear interest at a floating per annum rate equal to the Wall Street Journal’s Prime Rate plus or minus a margin. Although there was no outstanding balance under the SVB Credit Facility as of October 31, 2019, we may draw on the facility in future periods.

A hypothetical 100bp change in interest rates would not result in a material impact on our unaudited condensed consolidated financial statements.

Foreign Currency Exchange Risk

We conduct business on a global basis in multiple currencies, including the U.S dollar, Euro, British pound, Argentine peso, Canadian dollar, Australian dollar and Swiss franc. This subjects us to foreign currency fluctuations resulting from customer contracts and operating expenses denominated in foreign currencies. To protect our margin, we instituted a cash flow hedging program to help mitigate the variability in cash flows due to certain foreign currency fluctuations. For revenues, we enter into foreign currency forward contracts to sell foreign currencies to hedge the non-U.S. dollar denominated revenue related to year two and year three of our multi-year customer contracts. For expenses, we enter into foreign currency forward contracts to purchase foreign currencies to hedge a percentage of certain non-U.S. dollar denominated operating expenses over the next 12 months. For further details on our hedging program refer to “Note 4- Derivative Instruments” in our notes to the unaudited condensed consolidated financial statements.

We operate in Argentina and the inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina’s reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina’s reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the year ended January 31, 2019. The change to highly inflationary accounting did not have a material impact on our unaudited consolidated financial statements for the nine months ended October 31, 2019 and year ended January 31, 2019.

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

Risks Related to Our Business

We have incurred significant net losses in recent years, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in recent periods, including net losses of approximately $80.5 million, and $72.3 million for the nine months ended October 31, 2019 and 2018, respectively, and $82.2 million and $70.4 million for the fiscal years ended January 31, 2019 and 2018, respectively. We had an accumulated deficit of approximately $449.1 million as of October 31, 2019. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. We have expended and expect to continue to expend substantial financial and other resources on:

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 80 countries and have established subsidiaries in Argentina, Australia, Brazil, Canada, the Czech Republic, France, Germany, Israel, Japan, Mexico, the Netherlands, Norway, Singapore, the United Kingdom, and the United States. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions and amount of data that our platform and our associated hosting infrastructure support. For example, our number of customers has grown to 698 as of October 31, 2019 from 508 as of October 31, 2018, an increase of 32%. Using the methodology of counting as a single customer all subsidiaries and divisions of a single parent, we had 467 as of October 31, 2019 from 323 as of October 31, 2018 parent enterprise customers, an increase of 45%.

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

Our competitors vary in size and in the breadth and scope of the products and services they offer. While we do not believe that any of our competitors currently offer a full suite of experience management solutions that competes across the breadth of our platform, certain features of our platform compete in particular segments of the overall experience management category. For example, we compete with a number of software-as-a-service (SaaS) providers of survey tools, including Qualtrics (acquired by SAP) and SurveyMonkey, many of which offer significantly lower prices for their products or services. We also compete with contact center technology companies, such as CloudCherry (recently acquired by Cisco), Nice Ltd. and Verint Systems Inc., which may have longer operating histories, have invested heavily in experience management and may aggressively expand their products and services in the near future. Additionally, we face competition from full-service consulting firms such as Maritz CX and Towers Watson, which bundle additional market research services with competing products and services. Further, other established SaaS providers and other technology companies not currently focused on experience management may expand their services to compete with us.

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

Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. For example, thus far in 2019, we have completed a total of five acquisitions that we believe can enhance our platform, including Zingle, which offers a multi-channel mobile messaging and customer engagement solution.  However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions. If we are unable to successfully develop, acquire or integrate new products, features and functionality or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, our business, results of operations and financial condition could be adversely affected.

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

In the nine months ended October 31, 2019 and 2018 and the years ended January 31, 2019 and 2018, our top 10 customers accounted for 25%, 26%, 25% and 29% of our revenue, respectively. The majority of our customer base consists of large and mid-sized enterprises, many of which have high subscription amounts to our platform. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. Accordingly, the loss of any one of our large customers could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or use our platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.

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

Laws and regulations relating to data processing and data protection are particularly stringent in Europe and Asia, and in the financial services and health care industries, among others. Numerous foreign countries and governmental bodies, including the European Union (EU), and its member states, have laws and regulations concerning the collection and processing of personal data obtained from individuals located in their jurisdictions, which often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, security and other processing of data that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, data such as IP addresses and other online identifiers.

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

Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent laws in the United States. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA was amended in September 2018 and in October 2019, and it goes into effect on January 1, 2020. The CCPA may increase our compliance costs and potential liability.

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

A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our platform. For the nine months ended October 31, 2019 and 2018 and the years ended January 31, 2019 and 2018, our research and development expenses were 23%, 29%, 28% and 33% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.

We may fail to accurately predict the optimal pricing strategies necessary to attract new customers, retain existing customers and respond to changing market conditions.

We have in the past, and may in the future, need to change our pricing model from time to time. As the market for our platform matures, or as competitors introduce new solutions that compete with ours, we may be unable to attract new customers at the same prices or based on the same pricing models that we have used historically. While we do and will attempt to set prices based on our prior experiences and customer feedback, our assessments may not be accurate, and we could be underpricing or overpricing our platform and professional services. In addition, if the offerings on our platform or our professional services change, then we may need to revise our pricing strategies. Any such changes to our pricing strategies or our ability to efficiently price our offerings could adversely affect our business, results of operations and financial condition. In addition, as we expand internationally, we also must determine the appropriate pricing strategy to enable us to compete effectively internationally. Pricing pressures and decisions could result in reduced sales, reduced margins, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could negatively impact our overall business, results of operations and financial condition. Moreover, larger organizations, which are a primary focus of our direct sales efforts, may demand substantial price concessions. As a result, we may be required to price below our targets in the future, which could adversely affect our revenue, gross margin, profitability, cash flows and financial condition.

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

Increasing our customer base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand and manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts to obtain new customers. We are expanding our direct sales force both domestically and internationally. In particular, we are expanding our sales and marketing efforts for the acquisition of mid-sized enterprises. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently or may in the future require. Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting, training and retaining enough qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments, such as with mid-sized enterprises, and new industries or geographies. Our recent hires and planned hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain enough qualified individuals in the future in the markets and segments where we do business. Because we do not have a long history of expanding our sales force or managing a sales force at the scale that we intend to operate, we cannot accurately predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Furthermore, due to our limited experience selling direct to mid-sized enterprises through our sales force, the results of any such efforts are difficult to predict and may result in diverted financial and management resources without a corresponding increase in revenue. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

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

Our results of operations and financial metrics, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, have fluctuated in the past and may vary significantly in the future. As a result, period-to-period comparisons of our results of operations may not be meaningful and the results of any one period should not be relied upon as an indication of future performance. Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in results of operations may negatively impact the value of our common stock. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:

•	fluctuations in the demand for our platform and the market for platforms like ours;
•	our ability to attract new customers or retain existing customers;
•	variability in our sales cycle, including as a result of the budgeting cycles and internal purchasing priorities of our customers;
•	the payment terms and subscription term length associated with sales of our platform and their effect on our billings and cash flows;
•	the addition or loss of large customers, including through acquisitions or consolidations;
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

Our results of operations may also fluctuate as a result of seasonality. We have seen seasonality in our sales cycle as a large percentage of our customers make their purchases in the fourth quarter of a given fiscal year and pay us in the first quarter of the subsequent year. We may also be affected by seasonal trends in the future, particularly as our business matures. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. To the extent we experience this seasonality, it may cause fluctuations in our results of operations and financial metrics and make forecasting our future results of operations and financial metrics more difficult.

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

Our success and ability to compete depend in part upon our ability to secure, protect, maintain, assert and enforce our intellectual property. As of October 31, 2019, we had ten issued patents and 19 pending non-provisional or provisional patent applications filed. We rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate, and our intellectual property may still be challenged or invalidated. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Effective trademark, copyright, patent and trade secret protection may not even be available in every country in which we conduct business. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office, or the USPTO, and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In the event that any of the foregoing occur, this could adversely affect our business, results of operations and financial condition.

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

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our platform or otherwise offer growth opportunities. For example, in May 2019, we acquired Strikedeck, Inc., a provider of a customer success platform for business-to-business customers in June 2019, we acquired Cooladata Ltd., a cloud-based behavioral analytics platform that can derive and predict customer sentiment, in October 2019 we acquired Promoter.io Inc., a NPS platform for small and medium-sized businesses that can measure loyalty and customer sentiment using NPS; in September 2019, we acquired Zingle Inc., a multi-channel mobile messaging and customer engagement solution; and in October 2019, we acquired Crowdicity Limited an idea and innovation management platform . We may also enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions, investments or other business relationships may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities. For example, acquired technologies, services and products that we believe are complementary and enhance our platform may not be construed that way by existing and prospective customers.

Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing or size of these transactions. Our prior acquisitions have been relatively small, and we are relatively inexperienced in effectively implementing another business with our own. Consequently, these transactions, even if announced, may not be completed. The risks we face in connection with these transactions include:

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

In addition, our entry into any future acquisition, investment or business relationship may be prohibited. In September 2016, we entered into the Second Amended and Restated Loan and Security Agreement, as amended (the SVB Credit Facility), with Silicon Valley Bank (SVB). The SVB Credit Facility restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest.

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

•	fluctuations in currency exchange rates and related effects on our results of operations;
•	difficulties in repatriating or transferring funds from or converting currencies in certain countries, including due to foreign exchange currency controls put in place by foreign governments;
•	communication and integration problems related to entering new markets with different languages, cultures and political systems;
•	new and different sources of competition;
•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;

•	the need for localized subscription agreements;
•	the need for localized language support and difficulties associated with delivering support, training and documentation in languages other than English;
•	increased reliance on channel partners;
•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad; and
•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding tax obligations, and overlapping of different tax regimes.

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

Further, risks associated with operating in Israel may adversely affect our business. We have operations in Israel through our wholly-owned subsidiary, Medallia Digital Ltd. and Cooladata Inc.  As of October 31, 2019, we had a total of 74 employees located in Israel, of which 62 were engaged in research and development and SaaS operations activities. Given our employee headcount in Israel, our business, results of operations and financial condition could be adversely affected by political, economic and military instability in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. Any hostilities involving Israel or a full or partial mobilization of the reserve forces of the Israeli armed forces could adversely affect our operations in Israel. In addition, some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Increased military activity could also result in a reduction of qualified prospective employees available to grow our business or to replace employees on active military duty. As a result, our business could be disrupted by the absence of our employees for a significant period of time as a result of military service. Additionally, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial conditions in Israel could adversely affect our operations. In the past, the State of Israel and Israeli companies have been subjected to an economic boycott and several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies could also have an adverse impact on our business and results of operations.

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

As of October 31, 2019, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or enter into new debt obligations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

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

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of October 31, 2019, we had a total of 209 employees located in Argentina, of which 190 were engaged in research and development and SaaS operations activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

The Argentine government has historically exercised significant influence over the country’s economy.  For example, on September 1, 2019 the Argentine government enacted foreign exchange currency controls.  These controls include restrictions on Argentine citizens and Argentinian companies’ abilities to purchase U.S. dollars, transfer money to foreign accounts, and make payments of dividends or payments for services by related parties without permission from the Argentine government.  These controls, and other restrictions that may be enacted in the future, could adversely affect our business by making it more difficult to fund our operations in Argentina, including cash compensation programs for our employees based there.  Additionally, such controls and other restrictions that may be enacted in the future, and any interpretations thereof, could materially hinder our ability to administer, and our Argentine employees’ ability to participate in, our equity compensation programs.  An interruption to our Argentine business operations due to currency controls, or any adverse impact to our compensation programs for our employees, could lead to a drop in productivity and employee morale and lead to an adverse effect on our business.

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

Our corporate headquarters are located in the San Francisco Bay Area and we operate or utilize data centers that are located in North America and Europe. Additionally, we rely on our network and third-party infrastructure, enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. The west coast of the United States, where our corporate headquarters and many of our key operations are located, contains active earthquake zones and have been subject to numerous devastating wildfires and associated electrical blackouts. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami or tornado, or other catastrophic event such as power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack or incident of mass violence in the San Francisco Bay Area or elsewhere where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security and loss of critical data, all of which could have an adverse effect on our future results of operations. In addition, natural disasters, cyber-attacks, acts of terrorism or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

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

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 56% of the shares of our outstanding common stock, based on the number of shares outstanding as of October 31, 2019.  Further, entities affiliated with Sequoia Capital, collectively, are currently our largest stockholder and hold approximately 36% of the total voting power of our capital stock based on the number of shares outstanding as of October 31, 2019.  As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, will be able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our common stock. Our directors, executive officers and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of the final Prospectus used in connection with the IPO. We refer to such period as the lock-up period. Pursuant to the lock-up agreements with the underwriters (other than those with our Chief Executive Officer and Chief Financial Officer), because (i) at least 120 days have elapsed since the date of the final Prospectus used in connection with the IPO and (ii) the lock-up period is scheduled to end during a broadly applicable and regularly scheduled period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, or within five trading days prior to a blackout period, such lock-up period ended with respect to 10% of the securities subject to such lock-up agreements on December 10, 2019. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period. Following the expiration of the market standoff and lock-up agreements referred to above, under our Amended and Restated Investor Rights Agreement dated as of February 25, 2019, as amended, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

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

Use of Proceeds from Public Offering of Common Stock and Concurrent Private Placement

On July 23, 2019, we closed the IPO, in which we sold 16,060,000 shares of common stock and certain selling stockholders sold 1,765,000 shares of common stock at a price to the public of $21.00 per share, including shares sold in connection with the full exercise of the underwriters' option to purchase additional shares. Immediately subsequent to the closing of our IPO, SCGE Fund, L.P. purchased 620,000 shares of our common stock from us at $21.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-232271 and File No. 333-232713), which were declared effective by the SEC on July 18, 2019. The shares were sold for an aggregate offering price of approximately $350.3 million. We raised $326.7 million in net proceeds after deducting $23.6 million in underwriters' discounts and commissions but before deducting offering costs. As of October 31, 2019, we have reclassified approximately $7.1 million in offering costs into stockholders' equity as a reduction of the net proceeds received from the IPO. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations related to the RSU settlement. Additionally, we utilized a portion of the net proceeds to purchase investment grade, interest bearing instruments pursuant to the investment policy approved by our board of directors. We also intend to use the net proceeds we received from our IPO and the concurrent private placement for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO and the concurrent private placement to acquire businesses, products, services, or technologies. The managing underwriters of our IPO were BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

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

MEDALLIA, INC.

Date: December 11, 2019	By:	/s/ Leslie J. Stretch
President and Chief Executive Officer (Principal Executive Officer)

Date: December 11, 2019	By:	/s/ Roxanne M. Oulman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)