Form 10-K
period 2020-01-31
Medallia, Inc.
filed 2020-03-19
CIK 1540184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2020 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ to ______
Commission File Number: 001-38982
_______________________________
Medallia, Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	77-0558353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on July 31, 2019, as reported by The New York Stock Exchange on such date was $2.5 billion.
As of February 28, 2020,133,901,496 shares of the registrant's common stock, $0.001 par value, were outstanding.
____________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended January 31, 2020.

MEDALLIA, INC.

© 2020 Medallia, Inc. All rights reserved. Medallia®, the Medallia logo, and the names and marks associated with Medallia’s products are trademarks of Medallia. All other trademarks are the property of their respective owners.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and exhibits thereto, contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•our ability to attract new customers;
•our ability to retain customers;
•our ability to maintain and improve our products;
•our ability to up-sell and cross-sell within our existing customer base;
•our future financial performance, including trends in revenue, cost of revenue, gross profit or gross margin, operating expenses customers and other key metrics;
•our expectations and management of future growth;
•our ability to achieve or maintain profitability;
•possible harm caused by significant disruption of service or loss or unauthorized access to users’ data;
•our ability to prevent serious errors or defects in our products;
•our ability to protect our brand;
•our ability to attract and retain key personnel and highly qualified personnel;
•our ability to manage our international expansion;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to effectively integrate our products and solutions with others;
•our ability to successfully identify, acquire and integrate companies and assets;
•our ability to offer high-quality customer support;
•the increased expenses associated with being a public company;
•the demand for our platform or for customer experience market solutions in general; our ability to compete successfully in competitive markets; and
•our ability to respond to rapid technological changes.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Item 1. Business.

Overview

Medallia, Inc. was founded in 2001 to help the world’s largest companies understand and improve customer experiences at scale. In doing so, we created a new category of enterprise software, experience management.

Our SaaS platform, the Medallia Experience Cloud, is built on modern technology and open architecture, utilizing artificial intelligence (AI) and machine learning to analyze massive amounts of data. We capture experience data from the expanding signal fields emitted by customers and employees on their daily journeys so that our customers can understand and manage omni-channel experiences. We utilize our proprietary in-memory analytics, dynamic organizational hierarchy management, and AI technology to analyze the structured and unstructured data at great scale with enterprise grade security and privacy deriving themes and predictive insights that drive action in live time. Using our technology, enterprises reduce churn, turn detractors into promoters and buyers, and create in-the-moment cross-sell and up-sell opportunities, providing high returns on investment.

Our platform captures and analyzes over 6.0 billion experiences annually and has performed 8 trillion calculations in a single day to drive business decisions. Our products have high adoption rates and are used extensively from the front line to the C-Suite; over half of our customers have more than 1,000 employees using our platform. Our platform is deeply embedded in an enterprise’s tech stack, with enterprises integrating Medallia with an average of 25 other business applications. We believe this is significantly higher adoption than other experience management solutions available in the market.

We offer our platform through a SaaS business model. We use a “land and expand” model, whereby once customers have deployed our platform they often increase the number of end-users through expansion to additional business units and geographies, and they also purchase more modules. We focus our selling efforts on both business leaders who are often making a strategic purchase of our platform with the potential for broad use throughout their enterprises, as well as functional leaders purchasing for their teams. We price our subscriptions based on the functionality and capacity needs of our customers. Subscription periods for our customers generally range from one to three years and we customarily invoice customers in advance in annual installments.
Our Products

Our SaaS platform was purpose-built for customer experience, the largest segment of experience management and the most critical segment for enterprises to manage and master in order to drive transformational business impact. Our platform captures a myriad of signals, uses analytics and artificial intelligence allowing our customers to separate the noise and identify key themes that impact their business. Through our dynamic organizational hierarchies, we route these insights to the right individuals to take action, so that our customers can improve customer experience throughout their organizations in live time.

Signal Capture

In addition to native feedback collection capabilities, we offer numerous products for enterprises to capture signals in various channels and across the customer journey, some of which include:

Medallia Conversations. Enables customers, employees and enterprises to engage customers and employees on popular messaging platforms (i.e. SMS, text and WeChat) as experiences are unfolding. It provides in-the-moment feedback and creates compelling and adaptive interactions that go beyond traditional survey-based feedback collection.

Medallia Crowdicity. Helps companies use real-time ideation and collaboration to surface, develop and evaluate potential improvements to customer and employee experiences.

Medallia Digital. Optimizes engagement across all digital channels, such as web and mobile applications, internet of things (IoT) platforms, and Alexa. Medallia Digital is designed to help deliver the right experiences across numerous digital channels through integrations into our customers’ digital technology stacks, combining experience and behavioral data enabling them to understand the “why” behind the “what.”

Medallia Employee Ideas. Enables employees to provide feedback regarding their experiences that impact both customers and employees.

Medallia LivingLens. Captures video signals and transforms them to speech, emotion and sentiment, providing insight into customers and employees feelings, wants and needs.

Medallia Social. Captures feedback and promotes ratings and reviews across social networks and websites to manage social reputation, access competitor reviews and enables enterprises to monitor these channels and take action.

Medallia Zingle. Offers frictionless transactions in real-time. Customers can request products and services in-the-moment as they experience a trip, a stay or a purchase. Zingle is mobile-enabled and accessible anywhere at any time.

Analytics, Insights and Artificial Intelligence

Our SaaS platform uses artificial intelligence to analyze all signals captured by customers to drive actions in live time.

Medallia Predictive and Prescriptive Analytics. Uses machine learning to create statistical algorithms to uncover real-time insights, predict future customer outcomes and prescribe actions.

Medallia Theme Explorer/Text Analytics. Medallia Athena Text Analytics uses Natural Language Processing and deep learning to analyze billions of touch points and unstructured text to uncover insights, trends, themes and actions without the need for manual tagging, providing high accuracy and precision across multiple verticals and languages. Theme Explorer automates theme detection, clustering and generation from data sets, AI and deep learning-based technologies.

Journey Analytics. Medallia CX Journeys uncovers the actual paths customers take with their business - including where they break down - providing actionable intelligence to create better experiences for their customers.

CX360. Creates a rich outside-in experience profile for all identified customers providing a 360-degree timeline view of their experiences. Provides deeper insights into customer engagement, model attrition risk, and identify opportunities for development.

Operationalize Customer Experience Reporting and Actions

Our SaaS platform is used broadly across the enterprise to provide personalized insights on customer experience to the right people within the organization to take action.

Medallia Applications. With powerful role-based dashboards, live time insights, alerts and built-in workflow capabilities, these applications connect enterprises to customer and employee signals, allowing everyone from the front line to the C-suite to take targeted actions and improve experiences in live time.

Medallia Mobile. Puts the power of Medallia in the palm of every employee, particularly important for employees on the go. With high adoption, our mobile app empowers frontline employees and managers to facilitate swift and direct action.

Medallia Voices. Tailored for executives to view the direct feedback of customers and employees and take immediate action to drive cultural change.

Org Sync. Proprietary technology used in our hierarchy management ensures that every employee gets an accurate view of the data tailored to their role and relevant to the customer interactions for their area of responsibility.

We have built a platform that provides a single view of the customer experience and we view employee feedback as an important component. Our employee experience (EX) suite expands the universe of opportunities to capture signals on the employee experience, as well as understand the impact on the customer experience.

Traditional employee engagement solutions often miss out on ways to collect feedback in the course of an employee’s daily life. Capturing feedback and signals on an ongoing basis in the tools and systems employees are using in their work, yields highly actionable live-time data that can improve employee engagement immediately.

Our robust EX suite is designed to address the demanding requirements of human resource professionals, such as minimum sample sizes and anonymity thresholds, data security and privacy, accessibility, live time dashboards, advanced workflows and integration with human capital management (HCM) and Learning Management Systems. Our EX Suite understands and contextualizes experiences across the entire employee journey and uses employee feedback to identify opportunities and drive action to improve both the employee and customer experience. Our platform also allows customers to engage employees in sharing their ideas and observations about process, tool, and customer experience (CX) improvements right in the context of existing customer experience workflows. This feedback is a rich source of data for employee experience improvement ideas for all parts of the business. Our studies have repeatedly shown that when employees have the opportunity to provide ideas and see their ideas acted on, it leads to higher employee retention and engagement.

Our Growth Strategy

We intend to capitalize on our massive ad growing market opportunity by executing on the following growth strategy:

Extend our technological leadership product. We have a strong history of innovation and offer a comprehensive platform that addresses customer and employee experiences for enterprises of all sizes across multiple industries. We intend to continue to invest in new products and features while extending our platform to bring the power of experience management to a broader range of enterprises, industries, geographies and use cases.

Drive cross selling and upselling. We see significant opportunity to deepen our relationships with our existing customers. The mission-critical nature of our platform and enterprise wide applicability and engagement drives additional upsell and cross sell within enterprises. Our twelve modules provide substantial cross sell opportunity as on average three modules are used by our customers today.

Drive sales to new customers. As we extend our technology leadership, we also plan to continue to invest in sales and marketing to grow the number of customers. We continue to expand our sales force to pursue large and mid-sized enterprises. In addition, we intend to continue to deepen our opportunity within existing verticals and expand to other verticals.

Broaden and deepen our partner ecosystem. Our partner ecosystem accelerates the usage and adoption of our platform extends our geographic coverage and provides additional implementation resources. We believe our relationship with Integrated Software vendors such as Adobe, Salesforce, ServiceNow and Workday provide our customers with the broadest ecosystem of enterprise systems that integrate and interact to provide excellent customer experiences. We intend to augment and deepen our relationships with our go-to-market partners as well as global and regional services partners.

Continue international expansion. We intend to continue making investments in building our global sales and marketing, service delivery and customer support capabilities to grow our business outside of the United States while delivering the highest quality service to our customers around the world.
Competition

We pioneered and lead the experience management market and believe that we provide the only comprehensive offering for experience management. We built a platform that addresses the complex experience management needs of enterprise-scale organizations and continue to expand those capabilities to new verticals and enterprises of all sizes. There are other companies that actively compete with us in particular segments of the experience management market. In addition, other established technology companies not currently focused on experience management may expand their services to compete with us. As a result, the competitive landscape is fragmented, rapidly evolving and highly competitive. We expect significant competition to continue, both from current competitors as well as new entrants into the market, some of which may become significant competitors in the future.

Our competitors fall into the following categories:

•in-house solutions or custom-development efforts;
•survey tools, such as Qualtrics (acquired by SAP) and SurveyMonkey;
•contact center technology companies, such as Nice and Verint Systems; and
•full-service consulting firms, such as MaritzCX and Towers Watson.

We believe that the principal competitive factors in our market are:

•breadth of platform capabilities, features, quality, functionality, scalability and design
•scope of signal collection and use of AI to analyze product behavior;
•ability for customers to generate insights and easily act;
•security, privacy and compliance capabilities;
•business impact, including speed and scale of ROI;
•thought leadership, market vision and pace of product innovation;
•strength of artificial intelligence and deep learning capabilities and predictive analytics;
•size and relevance of dataset;
•third party integrations and accessibility across software applications, operating systems and platforms;
•size and sophistication of customer base across verticals and geographies;
•user adoption and engagement;
•quality of user experience, particularly in complex, changing and high-volume environments;
•brand awareness and reputation; and
•ease of implementation and flexible deployment options.

We believe we compete favorably across these factors. However, we realize that many of our current and potential competitors have competitive advantages over us, including:

•greater name and brand recognition;
•deeper product development expertise;
•greater market penetration;
•larger and more established customer bases and relationships;
•larger sales forces and more established partner networks;
•larger marketing budgets; and
•access to significantly greater financial, human, technical and other resources.

These large players could move quickly to grow their competitive solutions, either through organic development or acquisitions. At the same time, we believe smaller competitors will continue to develop new solutions that could prove more effective than those offered by us, especially in specific market segments and narrow use cases. In order to continue to lead the experience management market, we will focus on expanding our platform capabilities, investing in our sales and marketing, professional services and partner capabilities, and delivering transformative business impact.

Our Customers

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
Our Employees
As of January 31, 2020, we had a total of 1,579 full-time employees worldwide. We also engage contractors and consultants. We have not experienced any work stoppages, and we believe that our relationship with our employees is good.

Sales and Marketing

As a leader in the experience management market, we invest substantially in our sales and marketing efforts. Our go-to-market approach is driven by the strength and innovation of our platform, as well as customer demand. We have purpose-built our platform to be equally effective for specific use cases and for holistic, enterprise-wide adoption of experience management. Enterprises often grow their usage of our platform from their initial use cases to numerous business units and expand to use additional products. Our platform has natural network effects that drive expansion across teams and departments.

Our marketing efforts are focused on promoting our brand, generating awareness of our platform, supporting our community of customers and creating sales leads. The breadth of our platform allows us to market our products throughout an enterprise, and our marketing efforts seek to engage managers at every level. Our marketing initiatives include our city tours and our participation in industry and partner conferences, digital marketing, search engine optimization, case studies and customer testimonials.
Our sales and marketing expenses were $180.7 million, $138.7 million and $110.0 million for the years ended January 31, 2020, 2019 and 2018, respectively. For information about our sales and marketing expenses see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Sales and Marketing Expenses" of this Annual Report on Form 10-K.

Partners

We have a partner ecosystem that helps us market, deliver and extend our platform. We intend to grow this ecosystem to bring the benefits of our platform to more customers around the world. Our partner relationships include:

•Systems integrators and implementation partners. We have an emerging global network of systems integrators and implementation partners that help deliver our platform to various customers around the world. These include global system integrators as well as more specialized geographic and functional providers.

•Software and technology partners. We work with leading platforms, such as Sales Force, Adobe, Service Now and Workday, to expand our opportunities, extend the benefits of our platform and take advantage of innovations in complementary technologies. These partnerships enable us and third parties to create integrations between applications and technologies, delivering increased value to customers. We also partner with a range of leading technology companies to extend the use cases of our platform. These include social networks, ratings and review sites, communication platforms and web analytics providers, among others.

•Consulting partners. We collaborate with a range of consulting partners to help drive outcomes for our customers. These include global management consulting firms that act as strategic advisors to senior executives in corporate, functional and process matters related to experience management. In addition, we work with a broad range of specialized consulting partners that focus on specific domains within experience management.

Research and Development

We have a research and development culture that rapidly and consistently delivers high-quality enhancements to the functionality, performance and usability of our platform. Our research and development organization is primarily responsible for design, development, testing and delivery of our platform and products. We focus our efforts on developing core technologies, as well as further enhancing the usability, functionality, reliability, performance and flexibility of our platform.

We have a global workforce with research and development hubs in California, Argentina, Virginia and Israel. We hire skilled engineers, data scientists and other talent from a variety of industries with expertise in developing mission-critical applications for global enterprises.

As a company, we invest substantial resources in research and development. We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will enhance our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as introducing new opportunities for existing customers. We are also investing to enhance machine learning and other forms of artificial intelligence, as well as additional predictive analytics and optimization tools, to address the most complex challenges in the experience management market.
Our research and development expenses were $96.0 million, $86.3 million and $86.4 million for the years ended in January 31, 2020, 2019 and 2018, respectively. For information about our research and development expenses see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Research and Development Expenses" of this Annual Report on Form 10-K.

Regulatory Matters

We are subject to a variety of laws in the United States and internationally, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending and storing of electronic messages (and related traffic data where applicable), intellectual property, human resource services, employment and labor laws, workplace safety, consumer protection laws, anti-bribery and anti-corruption laws, import and export controls, immigration laws, federal securities laws and tax regulations, all of which are continuously evolving and developing. The manner in which existing laws and regulations are applied to SaaS businesses, and how they will relate to our business in particular, both in the United States and internationally, often are unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business, including with respect to such topics as data privacy and security, pricing, advertising, taxation, content regulation and intellectual property ownership and infringement.

In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, data collection, content regulation, cybersecurity, government access to personal information and private data, and other matters that may be applicable to our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to mobile, and as our solutions are used in a greater number of countries and by additional groups, we will become subject to laws and regulations in additional jurisdictions. For additional information, see the section titled “Risk Factors—Risks Related to Our Business—Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.”

Data Privacy and Security

We prioritize the trust of customers and place a strong emphasis on data privacy and security. Our security program is designed and implemented, throughout our company and our platform, to address the security and compliance requirements of our customers.

Our information systems and technical infrastructure are hosted within ISO27001, SSAE18 or SOC 2 accredited data centers and we have obtained third-party verification of our security programs across a number of industry standards, including SOC 2 Type 2, ISO 27001 and ISAE 3000. Service Organization Controls (SOC), are standards established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We have also achieved FedRAMP Ready status Provisional Authorization to Operate (P-ATO) from the FedRAMP Joint Authorization Board to deliver services to U.S. federal government agencies.

We have a dedicated team of professionals that focus on application, network and system security, as well as security compliance, training and education and incident response. We build security into our Product Development Lifecycle (PDLC) at every stage of our development process. We maintain a documented vulnerability management program that includes periodic scans designed to identify security vulnerabilities on servers, workstations, network equipment and applications, and subsequent remediation of vulnerabilities. We also conduct regular internal and external penetration tests and remediate according to severity for any results found.

We encrypt customer data in transit using secure transport layer security cryptographic protocols and encrypt data at rest as well. We use multi-factor authentication and other security controls in order to control access to our resources containing personal data or other confidential information. We offer solutions that meet the accessibility standards of WCAG 2.0 AA and Section 508 of the Americans with Disabilities Act, as applicable.

We design our platform, solutions and policies to facilitate compliance with evolving privacy and data security laws and regulations. We post on our website our privacy policy, and we maintain certain other policies and practices relating to data security and concerning our processing, use and disclosure of personal information. We participate in and have certified our compliance with the European Union (EU)-U.S. and Swiss-U.S. Privacy Shield Frameworks with respect to personal data that we collect.

Our commitments under the Privacy Shield Frameworks are subject to the investigatory and enforcement powers of the U.S. Federal Trade Commission. In addition, our publication of our privacy policy and other statements regarding privacy and security may subject us to investigation or enforcement actions by state and federal regulators if they are found to be deficient, lacking transparency, deceptive or misrepresentative of our practices. We also may be bound from time to time by contractual obligations, including model contract provisions approved by the European Commission relating to any category of personal data and business associate agreements that impose certain obligations and restrictions upon us relating to our handling of protected health information regulated by HIPAA. The privacy and data security laws and regulations to which we are subject, as well as their interpretation, are evolving and we expect them to continue to change over time. For example, in 2016 the EU adopted the GDPR, a new regulation governing data privacy, which became effective in May 2018. The GDPR contains stringent requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20,000,000 or 4% of worldwide revenue. Additionally, California recently enacted legislation, the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt out of certain sales of personal information. Further, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as Brexit, which resulted in the United Kingdom existing the European Union on January 31, 2020, subject to a transition period covering certain matters that will end on December 31, 2020. Brexit could lead to further legislative and regulatory changes. A Data Protection Act that substantially implements GDPR has been enacted in the United Kingdom. It remains unclear, however, how United Kingdom (U.K.) data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. More generally, the various privacy and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our applications or platform. We may need to take additional measures to comply with the changes in our legal obligations and to maintain and improve our information security posture in an effort to avoid information security incidents or breaches affecting personal information or other sensitive or proprietary data.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our platform and solutions are larger contributors to our success in the marketplace.

As of January 31, 2020, we had ten issued patents and 21 pending or provisional patent applications. These patents and patent applications seek to protect our proprietary inventions relevant to our business.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and solution names, taglines and logos in the United States and other countries to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. In addition, we have registered domain names for websites that we use in our business, such as medallia.com, and similar variations.

Corporate Information

We were incorporated in California in July 2000. We incorporated a wholly-owned subsidiary of Medallia, Inc. in Delaware in December 2009. In October 2010, we merged our California and Delaware corporations and the surviving entity was Medallia, Inc., a Delaware corporation. Our principal executive offices are located at 575 Market Street, Suite 1850, San Francisco, California 94105, and our telephone number is (650) 321-3000. We completed our initial public offering in July 2019, and our common stock is listed on the New York Stock Exchange under the symbol “MDLA.”

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies.

We may take advantage of these provisions until we are no longer an emerging growth company. We would cease to be an "emerging growth company" upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of this offering. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.
Available Information

Our website address is http://www.medallia.com/, and our investor relations website is located at http://investor.medallia.com/. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material with the Securities Exchange Commission, or the SEC.

Medallia investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website, our investor relations website, press releases, SEC filings, and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this information may be updated from time to time.

The contents of any website referred to in this Annual Report on Form 10-K are not intended to be incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We have incurred significant net losses in recent years, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in recent periods, including net losses of approximately $112.3 million, $82.2 million and $70.4 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. We had an accumulated deficit of approximately $481.0 million as of January 31, 2020. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. We have expended and expect to continue to expend substantial financial and other resources on:

•developing our Experience Management platform, including investing in our research and development team, developing or acquiring new products, features and functionality and improving the scalability, availability and security of our platform;
•our technology infrastructure, including expansion of our activities in third-party data centers in which we lease space and where we manage our own hosting and network equipment, enhancements to our network operations and infrastructure and hiring of additional employees for our operations team;
•sales and marketing, including expansion of our direct sales organization and marketing efforts; and
•additional international expansion in an effort to increase our customer base and sales.

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 80 countries and have established subsidiaries in Argentina, Australia, Brazil, Canada, the Czech Republic, France, Germany, Israel, Japan, Mexico, the Netherlands, Norway, Singapore, the United Kingdom, and the United States. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions and amount of data that our platform and our associated hosting infrastructure support. For example, our number of customers has grown to 757 as of January 31, 2020 from 543 as of January 31, 2019, an increase of 39%. Using the methodology of counting as a single customer all subsidiaries and divisions of a single parent, we had 513 as of January 31, 2020 from 350 as of January 31, 2019 parent enterprise customers, an increase of 47%.

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

Our competitors vary in size and in the breadth and scope of the products and services they offer. While we do not believe that any of our competitors currently offer a full suite of experience management solutions that competes across the breadth of our platform, certain features of our platform compete in particular segments of the overall experience management category. For example, we compete with a number of software-as-a-service (SaaS) providers of survey tools, including Qualtrics (acquired by SAP) and SurveyMonkey, many of which offer significantly lower prices for their products or services. We also compete with contact center technology companies, such as CloudCherry (acquired by Cisco), Nice Ltd. and Verint Systems Inc., which may have longer operating histories, have invested heavily in experience management and may aggressively expand their products and services in the near future. Additionally, we face competition from full-service consulting firms such as Maritz CX and Towers Watson, which bundle additional market research services with competing products and services. Further, other established SaaS providers and other technology companies not currently focused on experience management may expand their services to compete with us.

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

Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. For example, during fiscal year ending January 31, 2020, we completed a total of five acquisitions that we believe can enhance our platform, including Zingle, which offers a multi-channel mobile messaging and customer engagement solution. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions. If we are unable to successfully develop, acquire or integrate new products, features and functionality or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, our business, results of operations and financial condition could be adversely affected.

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

In the years ended January 31, 2020, 2019 and 2018, our top 10 customers accounted for 25%, 25% and 29% of our revenue, respectively. The majority of our customer base consists of large and mid-sized enterprises, many of which have high subscription amounts to our platform. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. Accordingly, the loss of any one of our large customers could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or use our platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.

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

The software underlying our platform is complex and may contain material defects or errors, particularly when first introduced or when new features or capabilities are released. In addition, our solution depends on the ability of our software to store, retrieve, process and manage immense amounts of data. Any real or perceived defects, errors, failures, bugs or vulnerabilities on our platform could result in negative publicity, data security, access, retention or other performance issues and customer terminations and impair our ability to sell subscriptions to our platform and related services in the future. The costs incurred in correcting any defects in our platform may be substantial and could adversely affect our results of operations. Although we continually test our platform for defects and work with customers through our customer support organization to identify and correct errors, we have from time to time found defects or errors on our platform, and defects or errors on our platform are likely to occur again in the future. Any defects that cause interruptions to the availability of our platform or other performance issues could result in, among other things:

•lost revenue or delayed market acceptance and sales of our platform;
•early termination of customer agreements or loss of customers;
•credits or refunds to customers;
•product liability lawsuits and other claims against us;
•diversion of development resources;
•increased expenses associated with remedying any defect, including increased technical support costs;
•injury to our brand and reputation; and
•increased maintenance and warranty costs.

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

Our success depends substantially on the continued services of our management team and key employees, who are critical to our vision, strategic direction, culture, services and technology. From time to time, there may be additional changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Furthermore, we do not have employment agreements with members of our management team or other key employees that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executives or key employees, or the failure by our executives to effectively work with our employees and lead our company, could have an adverse effect on our business.

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

Our customers can use our platform to collect, use and store personal data regarding their employees, customers and partners. We also collect, use and receive such information in the course of our operations. We and our customers may be subject to privacy-and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of financial data, health-related data and other types of personal data. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of data, including personal data, of individuals. For example, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information by certain institutions. We act as a “business associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA. The U.S. Federal Trade Commission and numerous state attorneys general also are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.

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

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom has initiated a process to leave the EU, generally referred to as Brexit. Brexit resulted in the United Kingdom exiting from the EU on January 31, 2020, subject to a transition period covering certain matters that is scheduled to end on December 31, 2020. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR and implemented statutory amendments to the Data Protection Act in 2019 that further aligned it with GDPR, but Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

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

Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent laws in the United States. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA as amended went into effect on January 1, 2020. Aspects of the CCPA and its interpretation and enforcement remain unclear, and the CCPA may increase our compliance costs and potential liability.

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

A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our platform. For the years ended January 31, 2020, 2019 and 2018, our research and development expenses were 24%, 28% and 33% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.

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

Certain of our results of operations, key metrics and other financial metrics may be difficult to predict.

Our results of operations, key metrics and other financial metrics, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, have fluctuated in the past and may vary significantly in the future. As a result, period-to-period comparisons of our results of operations, including key metrics, may not be meaningful and the results of any one period should not be relied upon as an indication of future performance. Our results of operations and other key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in results of operations, and key metrics may negatively impact the value of our common stock. Factors that may cause fluctuations in our results of operations and key metrics include, without limitation, those listed below:

•fluctuations in the demand for our platform and the market for platforms like ours;
•our ability to attract new customers or retain existing customers;
•variability in our sales cycle, including as a result of the budgeting cycles and internal purchasing priorities of our customers;
•the payment terms and subscription term length associated with sales of our platform and their effect on our billings and cash flows;
•the addition or loss of large customers, including through acquisitions or consolidations;
•the timing of sales and recognition of revenue, which may vary as a result of changes in accounting rules and interpretations, such as the adoption of Accounting Standards Update, (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606);
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•network outages or actual or perceived security breaches or other incidents;
•general economic, market and political conditions;
•customer renewal rates;
•increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;
•changes in our pricing policies or those of our competitors;
•the mix of services sold during a period;
•the timing of our recognition of stock-based compensation expense for our equity awards, particularly in cases where awards covering a large number of our shares are tied to a specific event or date, such as the performance condition on our awards that were satisfied upon the effectiveness of our initial public offering (the IPO) and recognized in the period in which the IPO occurred; and
•the timing and success of introductions of new platform features and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners.

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

Our success and ability to compete depend in part upon our ability to secure, protect, maintain, assert and enforce our intellectual property. As of January 31, 2020, we had ten issued patents and 21 pending non-provisional or provisional patent applications filed. We rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate, and our intellectual property may still be challenged or invalidated. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Effective trademark, copyright, patent and trade secret protection may not even be available in every country in which we conduct business. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office (USPTO), and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In the event that any of the foregoing occur, this could adversely affect our business, results of operations and financial condition.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and counter suits attacking the validity and enforceability of our intellectual property rights, which could result in the impairment or loss of portions of our intellectual property portfolio. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Our failure to secure, protect, maintain, assert and enforce our intellectual property rights could adversely affect our brand and business.

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

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our platform or otherwise offer growth opportunities. We made many acquisitions during fiscal year 2020, including Zingle Inc., a multi-channel mobile messaging and customer engagement solution. We may also enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing or size of these transactions. Our prior acquisitions have been relatively small, and we are relatively inexperienced in effectively implementing another business with our own. Consequently, these transactions, even if announced, may not be completed. The risks we face in connection with these transactions include:

•the issuance of additional equity securities that would dilute our existing stockholders and adversely affects the value of our common stock;
•the use of substantial portions of our available cash and other resources that we may need in the future to operate our business;
•issuance of large charges or substantial liabilities;
•diversion of management’s attention from other business concerns;
•issuance of debt on terms unfavorable to us or that we are unable to repay;
•harm to our existing relationships with customers and partners as a result of the transaction;
•claims and disputes from stockholders and third parties, including intellectual property claims and disputes;
•difficulties retaining key employees or customers of the acquired business or integrating diverse software codes or business cultures; and
•adverse tax consequences, substantial depreciation deferred compensation charges or other unfavorable accounting treatment.

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

Our international operations also subject us to a variety of additional risks and challenges, including:

•increased management, travel, infrastructure and legal compliance costs associated with having operations in multiple jurisdictions;
•providing our platform and operating our business across a significant distance, in different languages, among different cultures and time zones, including the potential need to modify our platform and products to ensure that they are culturally appropriate and relevant in different countries;

•compliance with foreign privacy and security laws and regulations, including data localization requirements, and the risks and costs of non-compliance;
•longer payment cycles and difficulties enforcing agreements, collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;
•hiring, training, motivating and retaining highly-qualified personnel, while maintaining our unique corporate culture;
•increased financial accounting and reporting burdens and complexities;
•longer sales cycle and more time required to educate enterprises on the benefits of our platform outside of the United States;
•requirements or preferences for domestic products;
•limitations on our ability to sell our platform and for our solution to be effective in foreign markets that have different cultural norms and related business practices that de-emphasize the importance of positive customer and employee experiences;
•differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
•political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world;
•compliance with laws and regulations for foreign operations, including anti-bribery laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our platform in certain foreign markets, and the risks and costs of non-compliance;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of our consolidated financial statements;
•fluctuations in currency exchange rates and related effects on our results of operations;
•difficulties in repatriating or transferring funds from or converting currencies in certain countries, including due to foreign exchange currency controls put in place by foreign governments;
•communication and integration problems related to entering new markets with different languages, cultures and political systems;
•new and different sources of competition;
•differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•the need for localized subscription agreements;
•the need for localized language support and difficulties associated with delivering support, training and documentation in languages other than English;
•increased reliance on channel partners;
•reduced protection for intellectual property rights in some countries and practical difficulties of enforcing such rights abroad; and
•compliance with the laws of numerous foreign taxing jurisdictions, including withholding tax obligations, and overlapping of different tax regimes.

Any of these risks and challenges could adversely affect our operations, reduce our revenue or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition and growth prospects. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

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

Further, risks associated with operating in Israel may adversely affect our business. We have operations in Israel through our wholly-owned subsidiary, Medallia Digital Ltd. and Cooladata Inc. As of January 31, 2020, we had a total of 77 employees located in Israel, of which 67 were engaged in research and development and SaaS operations activities. Given our employee headcount in Israel, our business, results of operations and financial condition could be adversely affected by political, economic and military instability in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. Any hostilities involving Israel or a full or partial mobilization of the reserve forces of the Israeli armed forces could adversely affect our operations in Israel. In addition, some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Increased military activity could also result in a reduction of qualified prospective employees available to grow our business or to replace employees on active military duty. As a result, our business could be disrupted by the absence of our employees for a significant period of time as a result of military service. Additionally, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial conditions in Israel could adversely affect our operations. In the past, the State of Israel and Israeli companies have been subjected to an economic boycott and several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies could also have an adverse impact on our business and results of operations.

Outbreaks of communicable diseases, such as the recent outbreak of coronavirus, could have an adverse impact on our business, operations, customers and the markets in which we operate.

From time to time, health epidemics such as the recent outbreak of the coronavirus first identified in Wuhan, Hubei Province, China (COVID-19) have spread internationally. We have employees, customers, and partners across the globe, and if a disease spreads to the markets in which we or they operate or governments regulate or restrict the flow of labor or products, our operations, customers and partners could be adversely impacted. The occurrence of these types of events can result in, and in the case of the COVID-19 has resulted in, work stoppages, slowdowns and delays, restrictions on travel, including customer-related travel, cancellation of events, and other factors that cause an increase in costs or reduction or delay in revenue. For example, many companies have cancelled events such as their annual customer conferences and have also advised employees in certain geographical locations to work remotely until further notice. These decisions could delay or reduce sales and harm productivity and collaboration. Additionally, local authorities in the San Francisco Bay Area, where our headquarters is located, have instituted shelter-in-place policies, which require most of our employees in that area to work remotely. We anticipate these policies will have an impact on our business, which may be impacted further if other localities institute similar restrictions.

Further, these types of outbreaks could have an adverse impact on our customers through reduced consumer demand for their products and services, which could in turn negatively impact our customers’ willingness to enter into or renew contracts with us. While we have developed and continue to develop plans to help mitigate the negative impact of COVID-19 on our business, these efforts may not prevent our business and results of operations from being adversely affected. The extent to which COVID-19 may impact our business will depend on future developments, which are uncertain and cannot be predicted at this time. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could adversely affect our financial condition and results of operations.

We believe our success depends on continuing to invest in the growth of our worldwide operations by entering new geographic markets. If our investments in these markets are greater than anticipated, or if our customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

We believe our success depends on expanding our business into new geographic markets and attracting customers in countries other than the United States. We anticipate continuing to expand our operations worldwide and have made, and will continue to make, substantial investments and incur substantial costs as we enter new geographic markets. This includes investments in data centers, cloud-based infrastructure and applications and other information technology investments, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the costs of these investments. In addition, these investments may be more expensive than we initially anticipate. If our investments are greater than we initially anticipate or if our customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adversely affected.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from future tax examinations will not have an adverse effect on our results of operations and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our results of operations and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2020, we had federal and state net operating loss (NOL) carryforwards, of approximately $450.3 million and $195.4 million, respectively, due to prior period losses, which will begin to expire in 2031 for federal NOL and 2021 for state NOL. As of January 31, 2020, we had federal and state research and development (R&D) tax credit carryforwards, of approximately $10.9 million and $10.5 million, respectively. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and other tax attributes including R&D tax credits to offset future taxable income. Similar rules apply under state tax laws. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code (or applicable state tax laws). Furthermore, our ability to utilize NOLs and other tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and R&D tax credits, or other unforeseen reasons, our existing NOLs and R&D tax credits could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and R&D tax credits, whether or not we attain profitability.

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

As of January 31, 2020, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or enter into new debt obligations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.

Our results of operations may vary based on the impact of changes in our industry or the economy more generally on us or our customers. Our business and results of operations depend on demand for information technology generally and for experience management solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the U.S. or internationally, including as a result of changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes or conflict, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for experience management solutions or to perceive spending on such systems as discretionary, demand for our platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.

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

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of January 31, 2020, we had a total of 233 employees located in Argentina, of which 212 were engaged in research and development and SaaS operations activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

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

In addition, Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. Employers have also experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. In addition, inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina's reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina's reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the year ended January 31, 2019. Any disruptions, labor unrest or increased personnel-related expenses in Argentina, including due to inflation, could have a material and adverse effect on our business and operating expenses.

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

The preparation of our financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make judgments, estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes thereto. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense including the estimation of grant date fair value of common stock, allowance for doubtful accounts, income taxes, goodwill and intangible assets.

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

Our corporate headquarters are located in the San Francisco Bay Area and we operate or utilize data centers that are located in North America and Europe. Additionally, we rely on our network and third-party infrastructure, enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. The west coast of the United States, where our corporate headquarters and many of our key operations are located, contains active earthquake zones and have been subject to numerous devastating wildfires and associated electrical blackouts. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami or tornado, or other catastrophic event such as power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack or incident of mass violence in the San Francisco Bay Area or elsewhere where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security and loss of critical data, all of which could have an adverse effect on our future results of operations. In addition, natural disasters, cyber-attacks, acts of terrorism, public health crises, such as pandemics and epidemics, or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

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

We may take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) January 31, 2025. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have chosen to take advantage of such extended transition period, and as a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the effective dates applicable to public companies.

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

Technology stocks have historically experienced high levels of volatility. The market price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;
•announcements of new products, solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•changes in how enterprises perceive the benefits of our platform and products;
•departures of key personnel;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•fluctuations in the trading volume of our shares or the size of our public float;
•sales of large blocks of our common stock;
•actual or anticipated changes or fluctuations in our results of operations;
•whether our results of operations meet the expectations of securities analysts or investors;
•changes in actual or future expectations of investors or securities analysts;
•actual or perceived significant data breach involving our platform;
•litigation involving us, our industry or both;
•governmental or regulatory actions or audits;
•regulatory developments in the United States, foreign countries or both;
•general economic conditions and trends;
•major catastrophic events in our domestic and foreign markets; and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Our directors, executive officers and holders of 5% or more of our common stock beneficially own approximately 48% of our common stock and are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 48% of the shares of our outstanding common stock, based on the number of shares outstanding as of January 31, 2020. Further, entities affiliated with Sequoia Capital, collectively, are currently our largest stockholder and hold approximately 34% of the total voting power of our capital stock based on the number of shares outstanding as of January 31, 2020. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, will be able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

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

Substantial future sales could depress the market price of our common stock.

The market price of our common stock could decline as a result of a large number of sales of shares of such stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. Under our Amended and Restated Investor Rights Agreement dated as of February 25, 2019, as amended, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units (RSU) awards are available for immediate resale in the United States in the open market.

Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations and financial condition.

As a public company, we incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and the rules and regulations of the SEC and the listing standards of the NYSE. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•vacancies on our board of directors can only be filled by our board of directors and not by stockholders;
•our board of directors is classified into three classes of directors with staggered three-year terms;
•our stockholders can only take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•a special meeting of our stockholders may only be called by a majority of our board of directors, the chairperson of our board of directors, our Chief Executive Officer or our President;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•our amended and restated certificate of incorporation allows stockholders to remove directors only for cause;
•certain provisions of our amended and restated certificate of incorporation require the approval of the holders of at least 66% of our then-outstanding common stock;
•authorize undesignated preferred stock, the terms of which may be established and shares of which may be issued by our board of directors, without further action by our stockholders; and
•certain litigation against us can only be brought in Delaware.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

 Our corporate headquarters is located in San Francisco, California, pursuant to a lease expiring in April 2026. We employ a distributed workforce with offices in San Francisco, San Mateo and Pleasanton, California and we also have other employee hubs around the world, including Argentina, United Kingdom, New York, Israel and Virginia. All offices are leased and we do not own any real property. We believe that our current facilities are adequate to meet our current needs and that, as we grow, suitable additional space will be available to either expand existing hubs or open new hubs in new locations.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been traded on the New York Stock Exchange under the symbol "MDLA" since July 19, 2019. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 29, 2020, there were 182 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks and other nominees.

Dividend Policy

We have never declared or paid, any cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the SVB Credit Facility contains, and any future credit facility or financing we obtain may contain, terms limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, capital requirements, applicable contractual restrictions and such other factors as we may deem relevant.

Stock Performance Graph

The following shall not be deemed “soliciting material” or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

The performance graph below shows the cumulative total stockholder return on our common stock for the period from July 19, 2019 to January 31, 2020. This is compared to the cumulative total return of the NASDAQ Computer & Data Processing Index and the S&P 500 Stock Index, over the same period. The graph assumes that on July 19, 2019, our initial trading day, $100 was invested, at the closing market price, in our common stock and in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of 7 Month Cumulative Total Return
Assumes Initial Investment of $100
$140
$120
$100
$80
$60
7/19/2019
7/31/2019
8/31/2019
9/30/2019
10/31/2019
11/30/2019
12/31/2019
1/31/2020
Medallia, Inc
S&P 500
S&P 500 Information Technology

Recent Sale of Unregistered Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock and Concurrent Private Placement

On July 23, 2019, we closed the IPO, in which we sold 16,060,000 shares of common stock and certain selling stockholders sold 1,765,000 shares of common stock at a price to the public of $21.00 per share, including shares sold in connection with the full exercise of the underwriters' option to purchase additional shares. Immediately subsequent to the closing of our IPO, SCGE Fund, L.P. purchased 620,000 shares of our common stock from us at $21.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-232271 and File No. 333-232713), which were declared effective by the SEC on July 18, 2019. The shares were sold for an aggregate offering price of approximately $350.3 million. We raised $326.7 million in net proceeds after deducting $23.6 million in underwriters' discounts and commissions, but before deducting offering costs. During the year ended January 31, 2020, we have reclassified approximately $7.1 million in offering costs into stockholders' equity as a reduction of the net proceeds received from the IPO. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations related to the RSU shares that vested during the lock-up period. Additionally, we utilized a portion of the net proceeds to purchase investment grade, interest bearing instruments pursuant to the investment policy approved by our board of directors. We also intend to use the net proceeds we received from our IPO and the concurrent private placement for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO and the concurrent private placement to acquire businesses, products, services, or technologies. The managing underwriters of our IPO were BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

The remainder of the information required by this item regarding the use of our IPO proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

Issuer Purchases of Equity Securities

None.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended January 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of January 31, 2020 and 2019 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 31, 2018 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected for any future period and are not necessarily indicative of the results to be expected for the full year or any future period. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2020	2019	2018
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$312,168	$246,797	$201,801
Professional services	90,295	66,845	59,394
Total revenue	402,463	313,642	261,195
Cost of revenue:
Subscription (1)	61,369	47,948	36,397
Professional services (1)	83,820	67,953	59,380
Total cost of revenue	145,189	115,901	95,777
Gross profit	257,274	197,741	165,418
Operating expenses:
Research and development (1)	95,978	86,272	86,368
Sales and marketing (1)	180,711	138,674	110,002
General and administrative (1)	95,515	53,239	40,183
Total operating expenses	372,204	278,185	236,553
Loss from operations	(114,930)	(80,444)	(71,135)
Interest income and other income (expense), net	3,129	(11)	2,412
Loss before provision for income taxes	(111,801)	(80,455)	(68,723)
Provision for income taxes	532	1,779	1,638
Net loss	$(112,333)	$(82,234)	$(70,361)

Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(3.07)	$(3.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	83,269	26,770	22,571

(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Cost of subscription revenue	$3,058	$1,143	$423
Cost of professional services revenue	8,824	2,379	2,256
Research and development expense	18,176	7,563	5,182
Sales and marketing expense	28,519	6,813	4,882
General and administrative expense	50,879	9,960	5,505
Total stock-based compensation	$109,456	$27,858	$18,248

	January 31,
	2020	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$343,699	$44,876	$60,087
Total assets	731,649	280,184	265,182
Total deferred revenue (1)	264,522	211,817	168,937
Accumulated deficit	(480,973)	(368,640)	(286,219)
Total stockholders' equity (deficit)	397,796	(6,558)	35,057

(1) Includes $222.9 million, $175.4 million and $136.3 million in subscription deferred revenue as of January 31, 2020, 2019 and 2018, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled "Selected Consolidated Financial Data" and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on January 31 of each year.
Overview

Medallia, Inc. was founded in 2001 to help the world’s largest companies understand and improve customer experiences at scale. In doing so, we created a new category of enterprise software, experience management.

Our SaaS platform, the Medallia Experience Cloud, is built on modern technology and open architecture, utilizing AI and machine learning to analyze massive amounts of data. We capture experience data from the expanding signal fields emitted by customers and employees on their daily journeys so that our customers can understand and manage omni-channel experiences. We utilize our proprietary in-memory analytics, dynamic organizational hierarchy management, and AI technology to analyze the structured and unstructured data at great scale with enterprise grade security and privacy deriving themes and predictive insights that drive action in live time. Using our technology, enterprises reduce churn, turn detractors into promoters and buyers, and create in-the-moment cross-sell and up-sell opportunities, providing higher returns on investment.

Our platform captures and analyzes over 6.0 billion experiences annually and has performed 8 trillion calculations in a single day to drive business decisions. Our products have high adoption rates and are used extensively from the front line to the C-Suite; over half of our customers have more than 1,000 employees using our platform. Our platform is deeply embedded in an enterprise’s tech stack, with enterprises integrating Medallia with an average of 25 other business applications. We believe this is significantly higher adoption than other experience management solutions available in the market.

We offer our platform through a SaaS business model. We use a “land and expand” model, whereby once customers have deployed our platform they often increase the number of end-users through expansion to additional business units and geographies, and they also purchase more modules. We focus our selling efforts on both business leaders who are often making a strategic purchase of our platform with the potential for broad use throughout their enterprises, as well as functional leaders purchasing for their teams. We price our subscriptions based on the functionality and capacity needs of our customers. Subscription periods for our customers generally range from one to three years and we customarily invoice customers in advance in annual installments.
In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a "Public Health Emergency of International Concern." The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and our sales cycles, the impact on our customer, employee or industry events, and the effects on our employees and partners, all of which are uncertain and cannot be predicted. For example, in response to the COVID-19 epidemic, local authorities in certain locations where we operate, including the San Francisco Bay Area, have instituted shelter-in-place policies that require most of our employees in that area to work remotely. We have shifted many of our events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customers

We measure and track the number of customers, and we believe the number of customers is useful information to investors, because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. As of January 31, 2020 and 2019, we had 757 and 543 customers, respectively. If we count as a single customer, all subsidiaries and divisions of a single parent, then as of January 31, 2020 and 2019, we had 513 and 350 customers, respectively.

We also serve a variety of small and mid-size businesses that prove our products applicability across all levels of the market. These customers are not included in our customer count.

Our use of customer count may have certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. For example, other companies, including companies in our industry, may calculate number of customers differently, which could reduce its usefulness as a comparative measure.
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

The following table sets forth our subscription billings and growth rate, and provides a reconciliation of subscription revenue to subscription billings, for the periods presented:

	Twelve Months Ended January 31,
	2020	2019	2018
	(in thousands, except percentages)
Subscription revenue	$312,168	$246,797	$201,801
Increase in subscription deferred revenue	47,549	39,095	37,134
Decrease (increase) in contract assets (unbilled revenue)	1,052	3,575	(5,147)
Subscription billings	$360,769	$289,467	$233,788
Subscription billings growth rate	25%	24%

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

Dollar-based Net Revenue Retention

We use a dollar-based net revenue retention rate to measure our ability to retain and expand business generated from our existing customers. Our dollar-based net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, calculated on a trailing twelve-month basis. We focus on a dollar-based net revenue retention rate metric, and we believe it is useful information to investors, because it captures the full impact on revenue of customers expanding, decreasing or ending their subscriptions. Our dollar-based net revenue retention rate as of January 31, 2020 and January 31, 2019 was 119% and 116%, respectively, on a trailing twelve-month basis.

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

Our use of dollar-based net revenue retention rate may have certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. For example, other companies, including companies in our industry, may calculate dollar-based net revenue retention rate differently, which could reduce its usefulness as a comparative measure.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of software, hardware and hosting costs, personnel-related expenses including stock-based compensation expense , travel expense and allocated overhead costs for our subscription operations, security and customer support departments and outside services and third-party costs.

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of personnel-related expenses including stock-based compensation expense, travel expense and allocated overhead costs associated with the delivery of managed services, implementation and other service offerings, facility costs, sub-contractor costs and outside services.

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

Operating Expenses

Research and Development

Research and development expenses primarily consists of personnel-related expenses including stock-based compensation expense, travel expense and allocated overhead costs, and facility costs, software and hardware costs and depreciation. Our research and development efforts focus on maintaining and enhancing functionality of existing services and adding new products and features. We believe that continued investment in our platform is important for our growth. Although we expect our research and development expenses will increase in absolute dollars in future periods and may vary from period to period as a percentage of revenue in the near term, we expect that research and development expenses will decline as a percentage of revenue in the long-term.

Sales and Marketing

Sales and marketing expenses primarily consists of personnel-related expenses including stock-based compensation expense, travel expense and allocated overhead expenses and marketing and promotional activities expenses including our annual Experience conference, advertising, facility and training costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We intend to continue to invest in sales and marketing to help drive the growth of our business. Although we expect our sales and marketing expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term, we expect that sales and marketing expenses will decline as a percentage of revenue in the long term.

General and Administrative

General and administrative expenses primarily consist of personnel-related expenses including stock-based compensation expense, travel expense and overhead costs, and facility costs and outside services. We expect to incur additional general and administrative expenses to support the growth of the Company as well as our transition to being a publicly traded company. We expect that general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net consists primarily of interest income and net foreign currency exchange gains (losses).

Provision For Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes on foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance on our federal and state deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, See Note 9: Income Taxes, included in this Annual Report on Form 10-K, in our notes to the consolidated financial statements.

As a result of certain stock-based compensation expense described in “Note 1: Description of Business and Summary of Significant Accounting Policies - Stock-Based Compensation” included in this Annual Report on Form 10-K, in our notes to the consolidated financial statements, our cost of revenue and operating expenses increased significantly in absolute dollars and as a percentage of revenue during the years ended January 31, 2020, 2019 and 2018.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Revenue:
Subscription	$312,168	$246,797	$201,801
Professional services	90,295	66,845	59,394
Total revenue	402,463	313,642	261,195
Cost of revenue:
Subscription (1)	61,369	47,948	36,397
Professional services (1)	83,820	67,953	59,380
Total cost of revenue	145,189	115,901	95,777
Gross profit	257,274	197,741	165,418
Operating expenses:
Research and development (1)	95,978	86,272	86,368
Sales and marketing (1)	180,711	138,674	110,002
General and administrative (1)	95,515	53,239	40,183
Total operating expenses	372,204	278,185	236,553
Loss from operations	(114,930)	(80,444)	(71,135)
Interest income and other income (expense), net	3,129	(11)	2,412
Loss before provision for income taxes	(111,801)	(80,455)	(68,723)
Provision for income taxes	532	1,779	1,638
Net loss	$(112,333)	$(82,234)	$(70,361)

(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Cost of subscription revenue	$3,058	$1,143	$423
Cost of professional services revenue	8,824	2,379	2,256
Research and development expense	18,176	7,563	5,182
Sales and marketing expense	28,519	6,813	4,882
General and administrative expense	50,879	9,960	5,505
Total stock-based compensation	$109,456	$27,858	$18,248

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
Revenue:
Subscription	78%	79%	77%
Professional services	22%	21%	23%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription	15%	15%	14%
Professional services	21%	22%	23%
Total cost of revenue	36%	37%	37%
Gross profit	64%	63%	63%
Operating expenses:
Research and development	24%	28%	33%
Sales and marketing	45%	44%	42%
General and administrative	24%	17%	15%
Total operating expenses	92%	89%	90%
Loss from operations	(29)%	(26)%	(27)%
Interest income and other income (expense), net	1%	—%	1%
Loss before provision for income taxes	(28)%	(26)%	(26)%
Provision for income taxes	—%	1%	1%
Net loss	(28)%	(26)%	(27)%

Fiscal Years Ended January 31, 2020, 2019 and 2018
Revenue

	Year Ended January 31,				Year Ended January 31,
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Subscription	$312,168	$246,797	65,371	26%	$246,797	$201,801	$44,996	22%
Professional services	90,295	66,845	23,450	35%	66,845	59,394	7,451	13%
Total revenue	$402,463	$313,642	$88,821	28%	$313,642	$261,195	$52,447	20%

Total revenue was $402.5 million for the year ended January 31, 2020, compared to $313.6 million for the year ended January 31,2019, which is an increase of $88.8 million, or 28%.

Subscription revenue accounted for 78% and 79% of our revenue for the years ended January 31, 2020 and 2019, respectively. Subscription revenue increased by $65.4 million, or 26%, for the year ended January 31, 2020, compared to the year ended January 31, 2019. The increase was primarily due to expansions and cross-sell with existing customers, as reflected in our dollar-based net revenue retention rate of 119% for the year ended January 31, 2020. The increase was also driven by revenue from new customers, as the number of customers increased to 757 at the end of January 31, 2020 from 543 at the end of January 31, 2019, representing a 39% increase. The expansions and cross-sell with existing customers and revenue from new customers also helped drive growth in our subscription billings, which increased to $360.8 million for the year ended January 31, 2020 from $289.5 million for the year ended January 31, 2019, representing a 25% increase.

Professional services revenue increased by $23.5 million, or 35%, for the year ended January 31, 2020, compared to the year ended January 31, 2019. The increase was driven by higher managed and implementation services.

Total revenue was $313.6 million for the year ended January 31, 2019, compared to $261.2 million for the year ended January 31, 2018, which is an increase of $52.4 million, or 20%.

Subscription revenue accounted for 79% and 77% of our revenue for the years ended January 31, 2019 and 2018, respectively. Subscription revenue increased by $45.0 million, or 22%, for the year ended January 31, 2019, compared to the year ended January 31, 2018. The increase was primarily due to expansions and cross-sell with existing customers, as reflected in our dollar-based net revenue retention rate of 116% for the year ended January 31, 2019. The increase was also driven by revenue from new customers, as the number of customers increased to 543 at the end of January 31, 2019 from 452 at the end of January 31, 2018, representing a 20% increase. The expansions and cross-sell with existing customers and revenue from new customers also helped drive growth in our subscription billings, which increased to $289.5 million for the year ended January 31, 2019 from $233.8 million for the year ended January 31, 2018, representing a 24% increase.

Professional services revenue increased by $7.5 million, or 13%, for the year ended January 31, 2019, compared to the year ended January 31, 2018. The increase was driven by higher managed services.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,				Year Ended January 31,
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$61,369	$47,948	$13,421	28%	$47,948	$36,397	$11,551	32%
Professional services	83,820	67,953	15,867	23%	67,953	59,380	8,573	14%
Total cost of revenue	$145,189	$115,901	$29,288	25%	$115,901	$95,777	$20,124	21%
Gross profit	$257,274	$197,741	$59,533	30%	$197,741	$165,418	$32,323	20%
Gross margin:
Subscription	80%	81%			81%	82%
Professional services	7%	(2)%			(2)%	—%
Total gross margin	64%	63%			63%	63%

Total cost of revenue was $145.2 million for the year ended January 31, 2020, compared to $115.9 million for the year ended January 31, 2019, an increase of $29.3 million, or 25%.

Cost of subscription revenue increased by $13.4 million, or 28%, for the year ended January 31, 2020, compared to the year ended January 31, 2019. The increase was primarily due to an increase of $6.7 million in hosting, software and hardware related to infrastructure necessary to meet our customer demand and higher personnel-related expenses of $5.7 million primarily due to increase in stock-based compensation expense.

Cost of professional services revenue increased by $15.9 million, or 23%, for the year ended January 31, 2020, compared to the year ended January 31, 2019, primarily due to an increase of $12.3 million in personnel-related expenses, including stock-based compensation expense, and an increase of $4.0 million in outside services. This increase was partially offset by a decrease of $1.5 million in facility costs.

Gross profit increased proportionate to the increase in revenue for the year ended January 31, 2020, compared to the year ended January 31, 2019. Gross margin did not materially change during those periods.

Cost of subscription revenue increased by $11.6 million, or 32%, for the year ended January 31, 2019, compared to the year ended January 31, 2018. The increase was primarily due to higher personnel-related expenses of $10.4 million as a result of a 132% increase in headcount in our infrastructure teams in lower-cost jurisdictions, as measured by the change in the average quarterly headcount for those teams for the year ended January 31, 2019 compared to the year ended January 31, 2018, to support our growth and an increase of $2.3 million in hosting, software and hardware related to infrastructure necessary to support our customer base. The increase was partially offset by decreases in sub-contractor costs of $1.2 million.

Cost of professional services revenue increased by $8.6 million, or 14%, for the year ended January 31, 2019, compared to the year ended January 31, 2018, primarily due to an increase of $5.8 million in personnel-related expenses and an increase of $2.6 million in outside services.

Gross profit increased proportionate to the increase in revenue for the year ended January 31, 2019, compared to the year ended January 31, 2018. Gross margin did not materially change during those periods.

Research and Development

	Year Ended January 31,				Year Ended January 31,
	2020	2019	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Research and development	$95,978	$86,272	$9,706	11%	$86,272	$86,368	$(96)	—%
Percentage of revenue	24%	28%			28%	33%

Research and development expenses increased by $9.7 million, or 11% for the years ended January 31, 2020 and 2019. Personnel-related expenses increased by $11.4 million during the fiscal year ended 2020, primarily due to increases in stock-based compensation expense of $10.6 million, partially offset by a decrease in facility costs of $2.2 million.

Research and development expenses remained flat for the years ended January 31, 2019 and 2018. Personnel-related expenses increased by $1.6 million in 2019, primarily due to increases in stock-based compensation expense. This increase was offset by a decrease in outside services of $1.6 million.

Sales and Marketing

	Year Ended January 31,				Year Ended January 31,
	2020	2019	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$180,711	$138,674	$42,037	30%	$138,674	$110,002	$28,672	26%
Percentage of revenue	45%	44%			44%	42%

Sales and marketing expenses increased by $42.0 million, or 30%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to higher personnel-related expenses of $30.6 million as we expanded our quota bearing sales force along with non-quota bearing positions, and an increase in marketing and promotional expenses of $11.5 million, partially offset by $1.3 million in facilities costs.

Sales and marketing expenses increased by $28.7 million, or 26%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to higher personnel-related expenses of $21.9 million as we expanded our sales force by 25%, as measured by the change in the average quarterly sales force headcount for the year ended January 31, 2019 compared to the year ended January 31, 2018, marketing and promotional expenses of $2.6 million and training expenses of $2.1 million.

General and Administrative

	Year Ended January 31,				Year Ended January 31,
	2020	2019	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
General and administrative	$95,515	$53,239	$42,276	79%	$53,239	$40,183	$13,056	32%
Percentage of revenue	24%	17%			17%	15%
General and administrative expenses increased by $42.3 million, or 79%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to overall increase in expenses associated with being a public company, higher stock-based compensation expense associated with RSU’s being recognized upon the IPO and the termination of certain executives and other employees, for which we accelerated the vesting of certain unvested stock options and RSUs. As a result of the acceleration, we recognized additional stock-based compensation expense of $8.7 million.

General and administrative expenses increased by $13.1 million, or 32%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to $8.6 million in personnel-related expenses, of which $4.3 million related to stock-based compensation, mainly for our new management team. In addition, we incurred restructuring costs of $4.5 million primarily related to the impairment of property and equipment due to facility cost reduction initiatives at our former corporate headquarters in San Mateo.

Interest Income and Other Income (Expense), Provision for Income Taxes

	Year Ended January 31,				Year Ended January 31,
	2020	2019	Change	% Change	2019	2018	Change	% Change
	(in thousands, except percentages)
Interest income	$4,584	$740	$3,844	nm	$740	$561	$179	32%
Other income (expense)	(1,455)	(751)	(704)	nm	(751)	1,851	(2,602)	nm
Interest income and other income (expense), net	$3,129	$(11)	$3,140	nm	$(11)	$2,412	$(2,423)	nm

Provision for income taxes	$532	$1,779	$(1,247)	(70)%	$1,779	$1,638	$141	9%

nm: percentage change is not meaningful for presentation purpose

Interest income increased during the year ended January 31, 2020 compared to the year ended January 31, 2019 primarily due to higher cash and cash equivalents and marketable securities balances from proceeds of our IPO and the Series F convertible preferred stock during the year ended January 31, 2020 as compared to the year ended January 31, 2019.

Other income (expense) decreased during the year ended January 31 ,2020 compared to the year ended January 31, 2019 primarily due to an increase in interest expense from capital leases and foreign exchange losses.

Income tax expense decreased by $1.2 million during the year ended January 31, 2020 compared to the year ended January 31, 2019. This was primarily attributed to the deferred tax benefit of $1.4 million resulting from the Strikedeck, Zingle and Crowdicity acquisitions, partially offset by an increase in withholding taxes and an increase in foreign income taxes.

Interest income increased during the year ended January 31, 2019 compared to the year ended January 31, 2018 due to the higher cash and cash equivalents and marketable securities balances.

Other income (expense) decreased during the year ended January 31, 2019 compared to the year ended January 31, 2018 primarily due to foreign currency hedging losses incurred and increased interest expense from capital leases.

Income tax expense increased by $0.1 million during the year ended January 31, 2019 compared to the year ended January 31, 2018, due to an increase in foreign withholding taxes.

Quarterly Financial Data

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2020 and 2019. The information for each of these eight quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles, or GAAP.

The data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for the full year or any future periods.

	Year Ended January 31, 2020				Year Ended January 31, 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands except per share data)
Revenue
Subscription	$86,160	$79,749	$74,547	$71,712	$67,874	$63,241	$60,099	$55,583
Professional services	23,940	23,325	21,123	21,907	18,510	17,925	15,327	15,083
Total revenue	110,100	103,074	95,670	93,619	86,384	81,166	75,426	70,666

Cost of revenue
Subscription (1)	16,913	16,296	14,699	13,461	12,603	11,942	11,968	11,435
Professional services (1)	22,203	22,299	20,184	19,134	16,718	17,459	17,591	16,185
Total cost of revenue	39,116	38,595	34,883	32,595	29,321	29,401	29,559	27,620
Gross profit	70,984	64,479	60,787	61,024	57,063	51,765	45,867	43,046

Research and development (1)	27,348	26,321	22,693	19,616	19,692	20,995	22,409	23,176
Sales and marketing (1)	53,559	47,067	46,470	33,615	30,378	34,243	38,623	35,430
General and administration (1)	22,843	32,758	30,076	9,838	16,299	13,020	12,404	11,516
Total operating expenses	103,750	106,146	99,239	63,069	66,369	68,258	73,436	70,122
Loss from operations	(32,766)	(41,667)	(38,452)	(2,045)	(9,306)	(16,493)	(27,569)	(27,076)
Interest income and other income (expense), net	555	2,001	431	142	(234)	205	154	(136)
Loss before provision for (benefits from) income taxes	(32,211)	(39,666)	(38,021)	(1,903)	(9,540)	(16,288)	(27,415)	(27,212)
Provision for (benefits from) income taxes	(341)	(46)	263	656	408	323	732	316
Net loss	$(31,870)	$(39,620)	$(38,284)	$(2,559)	$(9,948)	$(16,611)	$(28,147)	$(27,528)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.31)	$(0.87)	$(0.08)	$(0.34)	$(0.60)	$(1.08)	$(1.11)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,365	127,715	43,986	30,430	28,861	27,482	25,970	24,699

(1) Includes stock-based compensation expense as follows:

	Year Ended January 31, 2020				Year Ended January 31, 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands)
Cost of subscription revenue	$954	$948	$869	$287	$222	$321	$321	$279
Cost of professional services revenue	2,869	2,708	2,690	557	557	580	719	523
Research and development expense	6,643	6,292	3,658	1,583	1,718	1,665	1,755	2,425
Sales and marketing expense	9,603	8,948	8,475	1,493	1,780	1,593	1,909	1,531
General and administrative expense	9,091	18,259	19,487	4,042	3,928	2,373	1,780	1,879
Total stock-based compensation	$29,160	$37,155	$35,179	$7,962	$8,205	$6,532	$6,484	$6,637

	Year Ended January 31, 2020				Year Ended January 31, 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue
Subscription	78%	77%	78%	77%	79%	78%	80%	79%
Professional services	22%	23%	22%	23%	21%	22%	20%	21%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Cost of revenue
Subscription	15%	16%	15%	14%	15%	15%	16%	16%
Professional services	20%	22%	21%	20%	19%	22%	23%	23%
Total cost of revenue	36%	37%	36%	35%	34%	36%	39%	39%
Gross profit	64%	63%	64%	65%	66%	64%	61%	61%

Research and development	25%	26%	24%	21%	23%	26%	30%	33%
Sales and marketing	49%	46%	49%	36%	35%	42%	51%	50%
General and administration	21%	32%	31%	11%	19%	16%	16%	16%
Total operating expenses	94%	103%	104%	67%	77%	84%	97%	99%
Loss from operations	(30)%	(40)%	(40)%	(2)%	(11)%	(20)%	(37)%	(38)%
Interest income and other income (expense), net	1%	2%	—%	—%	—%	—%	—%	—%
Loss before provision for (benefits from) income taxes	(29)%	(38)%	(40)%	(2)%	(11)%	(20)%	(36)%	(38)%
Provision for (benefits from) income taxes	—%	—%	—%	1%	—%	—%	1%	—%
Net loss	(29)%	(38)%	(40)%	(3)%	(12)%	(20)%	(37)%	(39)%

Quarterly Revenue Trends

Our total revenue increased sequentially in each of the quarters presented due to expansion and cross-sell with existing customers and sales to new customers. We generally experience seasonality in subscription billings and we typically record a higher percentage of subscription billings in our fourth quarter. However, because we recognize subscription revenue ratably over the terms of our subscription agreements, a substantial portion of the subscription revenue that we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, increases or decreases in new or renewal billings in any one period may not be immediately reflected as subscription revenue for that period. Our professional services revenue may fluctuate from period to period due to the timing or volume of the delivery of our implementation and other services.

Quarterly Cost of Revenue and Gross Margin Trends

Our total cost of revenue generally increased over the quarters presented. The increase was due to sales and delivery of subscriptions and professional services required to support new and existing customers. Our cost of subscription revenue may vary based on the timing of investments that we make in our infrastructure as well as the hiring of personnel. Our cost of professional services revenue increased due to the strong sales and delivery to our customers. Overall, our gross margins ranged between 61% and 66% and subscription gross margins ranged between 79% and 81% for the periods presented.

Quarterly Operating Expenses Trends

Our quarterly operating expenses fluctuated in the quarters presented primarily due to changes in personnel costs, the timing and cost of our product development cycles, marketing programs and the impact of our restructuring plans.

•Research and development expenses fluctuated in the quarters presented primarily due to the variation in our product development cycles.

•Sales and marketing expense fluctuated in the quarters presented primarily due to the timing of our marketing events. The increase in sales and marketing expense during the second quarter of 2019 and 2020 included expenses related to our Experience conference. The increase in sales and marketing expenses in the fourth quarter of 2020 was due to the increase in headcount as we expand our sales force.

•General and administrative expenses fluctuated in the quarters presented primarily due to increases in personnel costs and higher accounting and other professional fees in connection with preparing to be and operating as a public company.

•Stock-based compensation expenses included within our respective operating expense line items has increased in the second, third and fourth quarter of 2020 upon the effectiveness of our IPO.

•The variations in other non-operating income (expense), net is generally due to higher interest income from the funds generated from the IPO, increase in interest expense from capital leases and the foreign currency gains and losses.

•The fluctuations in income taxes is from the benefit related to the reduction of the valuation allowance from our acquisitions.
Liquidity and Capital Resources
As of January 31, 2020 and 2019, we had cash, cash equivalents and marketable securities of $343.7 million and $44.9 million, respectively. We experience seasonality related to our operating cash flows. Our quarterly operating cash flows are generally positive in the first and fourth quarters and are generally negative in the second and third quarters. The seasonality is primarily attributable to higher billings in the fourth quarter of each year. We primarily bill in advance annually for our multi-year contracts, resulting in higher cash collections of accounts receivable in the first and fourth quarters of each year. This seasonality has not impacted, nor do we expect it to impact in the future, our ability to fund our near-term working capital, capital lease payment or capital expenditure requirements. We believe that our existing cash, cash equivalents and marketable securities and trade and other receivables will be sufficient to support working capital, capital lease payments and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment.
In February 2019, we issued and sold 4,666,666 shares of our Series F convertible preferred stock at a purchase price of $15.00 per share for approximately $69.8 million, net of issuance costs.

On July 23, 2019, in connection with the completion of our IPO, the exercise of the underwriter’s option to purchase an additional 1,735,000 shares of our common stock and a concurrent private placement, we received aggregate proceeds of $313.7 million, net of underwriters' discounts and commissions, before deducting offering costs of $7.1 million, net of reimbursements.

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
The outstanding balance, if any, is due at the maturity date in September 2020. At any point prior to the maturity date, at our option we may borrow an aggregate amount not to exceed $15.0 million and convert the borrowing to a term loan, or Term-Out Loan, provided that no prior event of default had occurred. The existing aggregate borrowing amount under the SVB Credit Facility would be reduced by the amount of the Term-Out Loan. Principal payments on the Term-out Loan would be repaid in consecutive monthly installments. The Term-Out Loan maturity date is the earliest to occur between (i) the date that is 48 months after such Term-Out Loan was made and (ii) September 2023. The applicable rate for borrowings under the SVB Credit Facility and the Term-Out Loan would be determined by the following: For borrowings less than $5.0 million, the interest rate is based on the Wall Street Journal's Prime Rate plus a 0.5% margin. For borrowings greater than or equal to $5.0 million, but less than $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate. For borrowings greater or equal to $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate minus a 0.5% margin.
As of January 31, 2020, there were no amounts drawn against the SVB Credit Facility. Of the aggregate borrowing amount of $50.0 million, $3.5 million was used to secure standby letters of credit related to our office lease facilities as of January 31, 2020. The remaining amount of $46.5 million was available for borrowing under the SVB Credit Facility as of January 31, 2020. The standby letters of credit typically cover a one-year period, bear a commitment fee of approximately 1% of the amount and auto-renew at the end of the stated period.
As of January 31, 2020, we were in compliance with the financial covenants contained in the SVB Credit Facility. The SVB Credit Facility requires us to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the agreement.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(1,594)	$(15,197)	$16,410
Net cash provided by (used in) investing activities	(216,066)	6,193	(8,796)
Net cash provided by financing activities	399,685	11,385	6,043
Effect of currency translation on cash and cash equivalents	(35)	(204)	267
Net increase in cash and cash equivalents	$181,990	$2,177	$13,924

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscriptions and professional services fees. Our primary uses of cash from operating activities are for personnel-related expenses, facilities costs and rent, marketing expenses and hosting fees. During the first quarter of each year, we typically experience relatively lower billings than in the fourth quarter, as well as higher collections of accounts receivable, which results in a decrease in accounts receivable during the first quarter.
Cash used in operating activities for the year ended January 31, 2020 of $1.6 million primarily related to our net loss of $112.3 million, adjusted for non-cash charges of $129.6 million and net cash outflows of $18.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and amortization of our deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $43.3 million increase in accounts receivable, $41.4 million increase in deferred commissions and $6.5 million increase in prepaid expense and other assets, partially offset by $49.7 million increase in deferred revenue and $22.5 million increase in accounts payable, accrued expenses and non current liabilities.
Cash used in operating activities for the year ended January 31, 2019 of $15.2 million primarily related to our net loss of $82.2 million, adjusted for non-cash charges of $57.9 million and net cash inflows of $9.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation expense, depreciation and amortization of property and equipment and amortization of our deferred commissions. The primary drivers of the changes in operating assets and liabilities related to an increase in deferred revenue of $42.9 million and an increase in accounts payable and accrued expenses of $7.7 million, as well as an overall decrease in prepaid expenses and other current assets of $2.2 million. These amounts were partially offset by an increase in deferred commissions of $27.2 million and an increase in accounts receivable of $16.4 million.
Cash provided by operating activities for the year ended January 31, 2018 of $16.4 million primarily related to our net loss of $70.4 million, adjusted for net cash inflows of $45.4 million provided by changes in our operating assets and liabilities and non-cash charges of $41.4 million. The primary drivers of the changes in our operating assets and liabilities relate to an increase in deferred revenue of $42.7 million and $33.8 million in one-time items related to our former corporate headquarters in San Mateo, of which $22.2 million related to the lease incentive receivables, and $11.6 million related to an increase in deferred rent. The associated tenant improvement capital expenditures are reflected within investing activities. Non-cash charges primarily consisted of depreciation and amortization of property and equipment, amortization of our deferred commissions and stock-based compensation. In addition, a net increase in accounts payable and accrued expenses of $3.4 million impacted cash provided by operating activities. These amounts were partially offset by an increase in deferred commissions of $16.0 million, an increase in accounts receivable of $12.4 million and an increase in prepaid expenses and other current assets of $6.2 million.
Investing Activities
Cash used in investing activities for the year ended January 31, 2020 of $216.1 million was due to the net purchases of marketable securities of $116.0 million, the acquisitions, net of cash acquired of Strikedeck Inc. Cooladata Ltd., Promoter.io Inc., Zingle Inc. and Crowdicity Ltd. for $76.5 million, the purchases of property, equipment and other of $22.0 million as well as other investing activities of $1.5 million.
Cash provided by investing activities for the year ended January 31, 2019 of $6.2 million was the result of sales and maturities, net of purchases of our marketable securities of $17.5 million. This increase in cash was partially offset by our investment in data center equipment and leasehold improvements at our Argentina and U.K. offices of $11.3 million.
Cash used in investing activities for the year ended January 31, 2018 of $8.8 million was the result of $38.5 million in purchases of property and equipment related to significant leasehold improvements on our former corporate headquarters in San Mateo of $22.3 million, as well as purchases of computers and equipment to support our headcount growth. These expenditures were partially offset by maturities, net of purchases, of our marketable securities of $29.7 million.
Financing Activities
Cash provided by financing activities for the year ended January 31, 2020 of $399.7 million consisted of $319.6 million in proceeds from the IPO, net of issuance costs and underwriters discounts and concurrent private placement, $69.8 million from our series F convertible preferred stock financing, $34.0 million in proceeds from the exercise of stock options, net of repurchases of unvested early exercises, partially offset by $17.9 million in shares repurchased for tax withholding for release of restricted share units, $3.5 million of capital lease payments and $2.3 million repayment of debt assumed in acquisition.
Cash provided by financing activities for the year ended January 31, 2019 of $11.4 million consisted primarily of $12.1 million in proceeds from the exercise of stock options, net of repurchases of unvested early exercises, partially offset by repayments on capital lease obligations of $0.7 million.
Cash provided by financing activities for the year ended January 31, 2018 of $6.0 million consisted of proceeds from the exercise of stock options, net of repurchases of unvested early exercises.
Contractual Obligations
The following table summarizes our significant non-cancellable contractual obligations at January 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$50,482	$9,505	$17,371	$12,135	$11,471
Capital lease obligations (2)	9,346	4,765	4,581	—	—
Purchase obligations (3)	15,528	8,988	3,682	1,346	1,512
Total	$75,356	$23,258	$25,634	$13,481	$12,983

(1) Represents our obligations to make payments under the lease agreements for our office and data center facilities.
(2) Represents financing of data center equipment.
(3) Purchase obligations relate primarily to IT and product infrastructure costs, enterprise subscription agreements, and sales and marketing costs.

The purchase obligations amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. This table does not include obligations under agreements that we can cancel without a significant penalty.

In February, 2020, the Company executed a lease agreement to expand its San Francisco headquarters and entered into a new lease agreement in San Mateo which will replace its existing lease agreement which was cancelled in the fourth quarter of fiscal year 2020. The new San Francisco lease agreement spans to September 2028 for a total commitment of approximately $9.6 million. The new San Mateo office lease spans to April 2026 for a total commitment of approximately $7.6 million.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except for the letters of credit described in "Note 8: Commitments and Contingencies" of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Segment Information
We operate as a single operating segment. Our chief operating decision maker, or CODM, is our Chief Executive Officer, who reviews our results of operations on a consolidated basis in order to make decisions about allocating resources and assessing performance for the entire company.

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
Revenue Recognition
Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
We determine revenue recognition through the following steps:

•identification of the contract, or contracts, with a customer;

•identification of the performance obligations in the contract;

•determination of the transaction price;

•allocation of the transaction price to the performance obligations in the contract; and

•recognition of revenue when, or as, we satisfy a performance obligation.
Subscription Revenue
Subscription revenue is derived from customers accessing our proprietary hosted cloud application. Our customers do not have the ability to take possession of the software operating our cloud application. The contracted subscription terms are typically one to three years.
We recognize subscription revenue ratably over the subscription term, commencing on the date the service is provisioned.
Professional Services Revenue
Professional services revenue consists of managed services and implementation and other services. These services are distinct from subscription revenue.
Managed services support our customers by providing a range of ongoing services, including program design, launch, enhancements, expansion and analytics. Managed services are considered a stand-ready obligation to perform these services over the term of the arrangement, and as a result, revenue is recognized ratably over the term of the arrangement.
Implementation services primarily consists of initial design, integration and configuration services. Other professional services include insights projects that enable customers to gain insightful business information through data analysis, and our institute training programs. Implementation and other services revenue is recognized as services are performed.
Contracts with Multiple Performance Obligations
Most of our contracts with customers contain multiple performance obligations. Our subscription services are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative standalone selling price, or SSP, is not discernible from past transactions or other observable evidence. As a result, the SSP for subscription services included in a contract with multiple performance obligations is determined by applying a residual approach whereby performance obligations related to professional services within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with the residual amount of transaction price allocated to subscription services.
Contract Balances and Remaining Performance Obligations
Contract assets represent revenue recognized for contracts that have not been invoiced to customers, typically for multi-year arrangements. Total contract assets were $2.1 million and $2.5 million as of January 31, 2020 and 2019, respectively, and are included within trade and other receivables, net, in our consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of services being provided. We recognized revenue of $210.7 million and $168.2 million for the years ended January 31, 2020 and 2019, respectively, that were included in the deferred revenue balances at the beginning of the respective periods.
The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less, which includes certain professional service contracts.
Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues, and amounts that will be invoiced and recognized as revenues in future periods. As of January 31, 2020, our remaining performance obligations were $679.0 million, approximately 51% of which we expect to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2019, our remaining performance obligations were $470.6 million, approximately 56% of which was recognized as revenue in fiscal year 2020 and the remaining balance will be recognized thereafter.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commission for new revenue contracts) are deferred and amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations.
Stock-Based Compensation

We measure equity instruments, including stock options, restricted stock units (RSUs), and shares of common stock to be issued under the 2019 Employee Stock Purchase Plan (ESPP) based on the estimated grant-date fair value of the award. We estimate the fair values of our stock options and shares issuable under our ESPP using the Black-Scholes-Merton option-pricing model. We estimate fair value of our RSUs based on the fair value of the underlying common stock. We account for forfeitures as they incur.

Determining the grant date fair value of stock options and ESPP using the Black-Scholes-Merton option-pricing models requires management to make assumptions and judgments, mostly related to the determination of the expected term, volatility, risk free interest rate and the expected dividend rate. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense for future awards may differ materially compared with the awards granted previously.

Prior to the IPO, due to the absence of an active market for our common stock, we obtained third-party valuations (prepared contemporaneously in connection with grants of share-based payments) to estimate the fair value of our common stock for purposes of measuring stock-based compensation expense to be recognized. The third-party valuations are prepared using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide,Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

•contemporaneous valuations performed by unrelated third-party specialists;

•the prices, rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•lack of marketability of our common stock;
•our actual operating and financial performance;
•current business conditions and projections;
•hiring of key personnel and the experience of our management;
•the history of our company and the introduction of new services;
•our stage of development;
•likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions;
•illiquidity of stock-based awards involving securities in a private company;
•the market performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions.

Changes in the input assumptions outlined above can affect the fair value estimates used to measure stock-based compensation expense to be recognized.

In valuing our common stock, our board of directors determined the equity value of our business generally using a combination of the option pricing method, or OPM, and the Probability Weighted Expected Return Method, or PWERM, which is known as the Hybrid Method. The Hybrid Method involves the estimation of multiple future potential outcomes for us and estimates of the probability of each respective potential outcome. Our scenarios included the use of initial public offering scenario and a scenario assuming continued operation as a private entity (in which an OPM was applied). After the equity value was determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, was applied to arrive at the fair value of the common stock. A DLOM is applied based on the theory that as a private company, an owner of the stock has limited opportunities to sell this stock and any such sale would involve significant transaction costs, thereby reducing overall fair market value.

After the IPO, we use the publicly quoted price as reported on the New York Stock Exchange as the fair value of our common stock.

The RSUs that we had issued prior to the IPO vest upon the satisfaction of both a service-based and a liquidity event-related performance vesting condition. Certain RSUs, in addition to the satisfaction of the service-based and liquidity event-related performance vesting conditions, also require the fulfillment of a performance vesting condition which includes the achievement of certain subscription revenue growth targets. The service-based vesting period is generally between three and four years. The liquidity condition was satisfied upon the completion of the IPO, and we recognized an expense of $23.1 million for RSUs as of that date, using the accelerated recognition method.

The RSUs issued after the completion of the IPO vest upon the satisfaction of a service-based vesting condition which generally is three years.

Income Taxes
We use the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards. These are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.
The calculation of our income tax expense involves the use of estimates, assumptions and judgments while taking into account current tax laws and our interpretation of current and possible outcomes of future tax audits. In addition, our policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Reevaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation and new audit activity.
We recognized interest accrued and penalties related to unrecognized tax benefits in our income tax expense.

Business Combinations

We include the results of operations of the businesses that we acquire from the date of acquisition. We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.

When we grant equity to selling stockholders in connection with an acquisition, we evaluate whether the awards are compensatory. This evaluation includes whether stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations.

Recent Accounting Pronouncements
See "Note 1- Description of Business and Summary of Significant Accounting Policies" of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.

Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. As of January 31, 2020 we had cash, cash equivalents and marketable securities of $343.7 million. Changes in interest rates affect the interest earned on our cash, cash equivalents and investments and the fair value of the investments. A hypothetical 10% change in overall interest rate would not result in a material impact on our consolidated results of operations.
As of January 31, 2020, we had a $50.0 million revolving line of credit with SVB which bears interest at a floating per annum rate equal to the Wall Street Journal's Prime Rate plus or minus a margin. We had not drawn down on this line of credit as of January 31, 2020.
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
In addition, we initiated a balance sheet hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. For further information regarding our hedging program, See "Note 4-Derivative Instruments" of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our hedging program.
We operate in Argentina and the inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina's reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina's reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the year ended January 31, 2019. The change to highly inflationary accounting did not have a material impact on our consolidated financial statements for the year ended January 31, 2020.
A hypothetical 10% change in foreign currency exchange rates would not result in a material impact on our consolidated results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Medallia, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Medallia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medallia, Inc. (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

San Jose, California
March 19, 2020

Medallia, Inc.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$226,866	$44,876
Marketable securities	116,833	—
Trade and other receivables, net of allowance for doubtful accounts of $982 and $253 as of January 31, 2020 and 2019, respectively	150,661	106,120
Deferred commissions, current	22,455	15,874
Prepaid expenses and other current assets	22,492	15,595
Total current assets	539,307	182,465
Property and equipment, net	34,879	42,989
Deferred commissions, noncurrent	51,540	35,727
Intangible assets, net	21,306	305
Goodwill	79,324	16,745
Other noncurrent assets	5,293	1,953
Total assets	$731,649	$280,184
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,608	$1,007
Accrued expenses and other current liabilities	20,268	12,840
Accrued compensation	37,160	19,708
Deferred revenue, current	263,115	210,666
Total current liabilities	324,151	244,221
Deferred revenue, noncurrent	1,407	1,151
Deferred rent, noncurrent	2,799	37,182
Other liabilities	5,496	4,188
Total liabilities	333,853	286,742
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par value: no shares and 72,622,216 shares authorized as of January 31, 2020 and 2019, respectively, and no shares and 72,482,609 shares issued and outstanding as of January 31, 2020 and 2019, respectively; aggregate liquidation preference of nil and $276,853 as of January 31, 2020 and 2019, respectively	—	72
Preferred stock, $0.001 par value: 100,000,000 shares and no shares authorized as of January 31,2020 and 2019, respectively; no shares issued and outstanding as of January 31, 2020 and 2019, respectively	—	—
Common stock, Class A, $0.001 par value: no shares and 200,000,000 shares authorized at January 31, 2020 and 2019, respectively; no shares and 29,755,883 shares issued and outstanding as of January 31, 2020 and 2019, respectively, including no shares and 147,245 shares of early exercised stock options as of January 31, 2020 and 2019, respectively	—	30
Common stock, Class B, $0.001 par value: no shares and 3,000 shares authorized at January 31, 2020 and 2019, respectively; no shares and 3,000 shares issued and outstanding at January 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value: 1,000,000,000 shares and no shares authorized as of January 31, 2020 and 2019, respectively; 132,346,402 shares and no shares issued and outstanding as of January 31, 2020 and 2019, respectively	132	—
Additional paid-in capital	878,843	363,076
Accumulated other comprehensive loss	(206)	(1,096)
Accumulated deficit	(480,973)	(368,640)
Total stockholders' equity (deficit)	397,796	(6,558)
Total liabilities and stockholders' equity (deficit)	$731,649	$280,184
The accompanying notes are an integral part of these consolidated financial statements.

Medallia, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2020	2019	2018
Revenue:
Subscription	$312,168	$246,797	$201,801
Professional services	90,295	66,845	59,394
Total revenue	402,463	313,642	261,195
Cost of revenue:
Subscription	61,369	47,948	36,397
Professional services	83,820	67,953	59,380
Total cost of revenue	145,189	115,901	95,777
Gross profit	257,274	197,741	165,418
Operating expenses:
Research and development	95,978	86,272	86,368
Sales and marketing	180,711	138,674	110,002
General and administrative	95,515	53,239	40,183
Total operating expenses	372,204	278,185	236,553
Loss from operations	(114,930)	(80,444)	(71,135)
Interest income and other income (expense), net	3,129	(11)	2,412
Loss before provision for income taxes	(111,801)	(80,455)	(68,723)
Provision for income taxes	532	1,779	1,638
Net loss	$(112,333)	$(82,234)	$(70,361)

Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(3.07)	$(3.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	83,269	26,770	22,571
The accompanying notes are an integral part of these consolidated financial statements.

Medallia, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Net loss	$(112,333)	$(82,234)	$(70,361)
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	792	(912)	390
Change in unrealized gain (loss) on marketable securities	22	12	(11)
Change in unrealized gain (loss) on cash flow hedges	76	924	(41)
Other comprehensive income	890	24	338
Comprehensive loss	$(111,443)	$(82,210)	$(70,023)
The accompanying notes are an integral part of these consolidated financial statements.

Medallia, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2017	72,394,601	$72	21,743,594	$20	3,000	$—	—	$—	$295,975	$(1,458)	$(215,858)	$78,751
Exercise of employee stock options	—	—	3,020,883	3	—	—	—	—	6,353	—	—	6,356
Repurchase of early exercised stock options	—	—	(126,676)	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options and other	—	—	—	1	—	—	—	—	1,724	—	—	1,725
Stock-based compensation	—	—	—	—	—	—	—	—	18,248	—	—	18,248
Other comprehensive loss	—	—	—	—	—	—	—	—	—	338	—	338
Net loss	—	—	—	—	—	—	—	—	—	—	(70,361)	(70,361)
Balance at January 31, 2018	72,394,601	72	24,637,801	24	3,000	—	—	—	322,300	(1,120)	(286,219)	35,057
Cumulative effect of the adoption of ASU 2016-09	—	—	—	—	—	—	—	—	187	—	(187)	—
Exercise of employee stock options	—	—	5,067,450	6	—	—	—	—	11,891	—	—	11,897
Repurchase of early exercised stock options	—	—	(30,801)	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	840	—	—	840
Issuance of shares at end of escrow period in connection with prior period acquisitions	88,008	—	81,433	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	27,858	—	—	27,858
Other comprehensive loss	—	—	—	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	—	—	(82,234)	(82,234)
Balance at January 31, 2019	72,482,609	72	29,755,883	30	3,000	—	—	—	363,076	(1,096)	(368,640)	(6,558)
Issuance of Series F preferred shares, net of issuance costs	4,666,666	5	—	—	—	—	—	—	69,843	—	—	69,848
Conversion of common stock	—	—	(31,126,701)	(31)	(3,000)	—	31,129,701	31	—	—	—	—
Conversion of preferred stock	(77,149,275)	(77)	—	—	—	—	77,149,275	77	—	—	—	—
Proceeds from Initial Public Offering, net of issuance and underwriter's discounts and commissions and concurrent private placement	—	—	—	—	—	—	16,680,000	17	319,555	—		319,572
Warrant exercises	—	—	—	—	—	—	121,915	—	—	—	—	—
Exercise of employee stock options	—	—	1,370,818	1	—	—	6,601,952	7	34,332	—	—	34,340
Repurchase of early exercised stock options	—	—	—	—	—	—	(823)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	487	—	—	487
Release of restricted stock units	—	—	—	—	—	—	1,170,861	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units	—	—	—	—	—	—	(506,479)	—	(17,906)	—	—	(17,906)
Stock-based compensation	—	—	—	—	—	—	—	—	109,456	—	—	109,456
Other comprehensive gain	—	—	—	—	—	—	—	—	—	890	—	890
Net loss	—	—	—	—	—	—	—	—	—	—	(112,333)	(112,333)
Balance at January 31, 2020	—	$—	—	$—	—	$—	132,346,402	$132	$878,843	$(206)	$(480,973)	$397,796
The accompanying notes are an integral part of these consolidated financial statements.

Medallia, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Operating activities
Net loss	$(112,333)	$(82,234)	$(70,361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,611	13,856	11,995
Amortization of deferred commissions	19,030	13,201	10,415
Stock-based compensation expense	109,456	27,858	18,248
Impairment (gain) on property and equipment, and lease termination	(13,783)	3,398	—
Other	(698)	(417)	708
Changes in assets and liabilities:
Trade and other receivables	(43,268)	(16,383)	(12,432)
Deferred commissions	(41,424)	(27,218)	(16,016)
Prepaid expenses and other current assets	(6,198)	2,176	(6,165)
Lease incentives receivable	—	635	22,318
Other noncurrent assets	(252)	(853)	250
Accounts payable	2,097	877	(2,584)
Deferred revenue	49,749	42,935	42,655
Accrued expenses and other current liabilities	20,282	6,809	6,026
Other noncurrent liabilities	137	163	11,353
Net cash provided by (used in) operating activities	(1,594)	(15,197)	16,410
Investing activities
Purchases of property, equipment and other	(22,009)	(11,259)	(38,542)
Purchase of marketable securities	(182,389)	(18,684)	(36,971)
Maturities of marketable securities	65,853	34,840	66,717
Proceeds from sale of marketable securities	511	1,296	—
Acquisitions, net of cash acquired	(76,532)	—	—
Other	(1,500)	—	—
Net cash provided by (used in) investing activities	(216,066)	6,193	(8,796)
Financing activities
Proceeds from initial public offering, net of issuance costs, underwriters discounts and commissions, and concurrent private placement	319,572	—	—
Proceeds from Series F convertible preferred stock, net of issuance costs	69,848	—	—
Payment of employee taxes withheld upon release of restricted stock units	(17,907)	—	—
Proceeds from exercise of stock options	34,009	12,093	6,143
Payment of capital leases	(3,540)	(708)	(100)
Repayment of debt assumed in acquisition	(2,297)	—	—
Net cash provided by financing activities	399,685	11,385	6,043
Effect of exchange rate changes on cash and cash equivalents	(35)	(204)	267
Net increase in cash and cash equivalents	181,990	2,177	13,924
Cash and cash equivalents at beginning of period	44,876	42,699	28,775
Cash and cash equivalents at end of period	$226,866	$44,876	$42,699

Supplemental disclosures of cash flow information
Cash paid for interest	$637	$134	$4
Cash paid for income taxes	$1,563	$2,352	$943

Noncash investing and financing activities
Other receivables related to stock option exercises	$331	$—	$—
Vesting of early exercised stock options	$487	$840	$1,225
Accrued unpaid capital expenditures	$6,078	$6,455	$319
The accompanying notes are an integral part of these consolidated financial statements.

Medallia, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Medallia, Inc. (the Company) provides an enterprise Software-as-a-Service (SaaS) platform that utilizes deep learning-based artificial intelligence (AI) technology to analyze structured and unstructured data from signal fields across human, digital and Internet of Things (IoT) interactions at great scale to derive personalized and predictive insights. Medallia's customers include companies in various industries such as retail, technology, manufacturing, financial services, insurance and hospitality. Medallia is headquartered in San Francisco, California.
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company's fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ended January 31, 2020.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods covered by the financial statements and accompanying notes. Such estimates include, but are not limited to revenue recognition, stock-based compensation expense, including estimation of the grant date fair value of the common stock, allowance for doubtful accounts, the assessment of the recoverability of long-lived assets (goodwill, and identified intangible assets), and contingencies. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

Initial Public Offering and Private Placement

In July 2019, the Company completed its initial public offering (the IPO) and sold 16,060,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $21.00 per share. The Company received net proceeds of $313.7 million after deducting underwriting discounts and commissions. In connection with the IPO:

•all the shares of convertible preferred stock outstanding automatically converted into an aggregate of 77,149,275 shares of the Company’s common stock;

•all shares of the Company’s Class A and Class B common stock outstanding immediately prior to the IPO automatically converted into an aggregate of 31,129,701 shares of the Company’s common stock;

•the outstanding warrant to purchase 75,000 shares of preferred stock automatically converted into a warrant to purchase the same number of shares of common stock; and

•in a concurrent private placement, a current stockholder purchased 620,000 shares of the Company’s common stock at $21.00 per share. The Company received aggregate proceeds of $13.0 million and did not pay any underwriting discounts or commissions with respect to the shares that were sold in this private placement.

Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets in the consolidated balance sheets. After the IPO, $7.1 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds in the consolidated balance sheets and the consolidated statements of stockholders’ equity (deficit).

Medallia, Inc.
Notes to Consolidated Financial Statements

JOBS Act Accounting Election

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Segment Information
Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker, which the Company has identified as being the chief executive officer, in deciding how to allocate resources and assessing performance. The Company operates in one operating segment. The Company's chief operating decision maker allocates resources and assesses performance at the consolidated level.
Revenue Recognition
Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The Company determines revenue recognition through the following steps:

•identification of the contract, or contracts, with a customer;

•identification of the performance obligations in the contract;

•determination of the transaction price;

•allocation of the transaction price to the performance obligations in the contract; and

•recognition of revenue when, or as, the Company satisfies a performance obligation.
Subscription Revenue
Subscription revenue is derived from customers accessing the Company's proprietary hosted cloud application. The Company's customers do not have the ability to take possession of the software operating the cloud application. The contracted subscription terms are typically one year to three years.
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

Medallia, Inc.
Notes to Consolidated Financial Statements

Implementation services consist primarily of initial design, integration and configuration services. Other professional services include insights projects that enable customers to gain insightful business information through data analysis, and the Company's institute training programs.
Implementation and other services revenue are recognized as services are performed.

Contracts with Multiple Performance Obligations
Most of the Company's contracts with customers contain multiple performance obligations. The Company's subscription services are sold for a broad range of amounts (the selling price is highly variable) and a representative standalone selling price (SSP) is not discernible from past transactions or other observable evidence. Standalone selling prices for professional services are estimated based upon observable transactions when those services are sold on a standalone basis. As a result, the SSP for subscription services included in a contract with multiple performance obligations is determined by applying a residual approach whereby performance obligations related to professional services within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with the residual amount of transaction price allocated to subscription services.
Contract Balances and Remaining Performance Obligations
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $2.1 million and $2.5 million as of January 31, 2020 and 2019, respectively, and are included within trade and other receivables, net, on the consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of services being provided. The Company recognized revenue of $210.7 million and $168.2 million during the years ended January 31, 2020 and 2019, respectively, that were included in the deferred revenue balances at the beginning of the respective periods.
The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less, which includes certain professional service contracts.
Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, and amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2020, the Company's remaining performance obligations were $679.0 million, approximately 51% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2019, the Company's remaining performance obligations were $470.6 million, approximately 56% of which was recognized as revenue during the year ended January 31, 2020, and the remaining balance will be recognized thereafter.
Disaggregation of Revenue by Geographic Region
The following table sets forth revenue by geographic region based on the billing address of the customers' parent for the periods presented (in thousands):

	Year Ended January 31,
	2020	2019	2018
North America	$305,600	$232,175	$198,818
EMEA	65,681	57,851	46,239
Other	31,182	23,616	16,138
Total	$402,463	$313,642	$261,195

The United States comprised 72%, 70%, and 73% of the Company's revenue in the years ended January 31, 2020, 2019 and 2018, respectively. No other country comprised 10% or greater of the Company's revenue for each of the years ended January 31, 2020, 2019 and 2018.

Medallia, Inc.
Notes to Consolidated Financial Statements

Deferred Commissions
Sales commissions earned by the sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be five years. The Company determined the period of benefit by taking into consideration its customer contracts, technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts) are deferred and amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations.
Commissions earned and capitalized during the years ended January 31, 2020, 2019 and 2018 were $41.4 million, $27.2 million, $16.0 million, respectively. Amortization expense for deferred commissions during the years ended January 31, 2020, 2019 and 2018 were $19.0 million, and $13.2 million and $10.4 million, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company's cash equivalents generally consist of money market funds. Cash and cash equivalents are recorded at cost, which approximates fair value.
Marketable Securities
The Company's investments consist primarily of commercial paper, corporate bonds, municipal bonds, U.S. agency obligations and U.S. treasury securities. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The Company's policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The Company classifies investments as available-for-sale at the time of purchase and re-evaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses, net of tax, for available-for-sale securities are included in accumulated other comprehensive income (loss) (OCI). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if it is likely it will sell the securities before the recovery of the cost basis.
Declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest income and other income (expense), net, in the consolidated statements of operations.
Fair Value Measurements
The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.
Derivative Financial Instruments and Hedging Activities
The Company uses derivative financial instruments to manage foreign currency risks. Derivative instruments are carried at fair value. Derivative assets are included in prepaid expenses and other current assets in the consolidated balance sheets. Derivative liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For foreign currency forward contracts not designated as hedging instruments, which the Company uses to hedge a portion of its net outstanding monetary assets and liabilities, the gains or losses are recorded in interest income and other income (expense), net in the consolidated statements of operations in the period of change. For derivative

Medallia, Inc.
Notes to Consolidated Financial Statements

instruments designated as a cash flow hedge, which the Company uses to hedge certain customer contracts and certain operating expenses denominated in foreign currencies, the change in fair value on the effective portion is recorded to OCI in the consolidated balance sheets each reporting period. The balance in OCI is subsequently reclassified to the related revenue or operating expense line item in the consolidated statements of operations in the same period that the underlying revenue is earned and expenses incurred.
The Company is subject to netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company's policy to present the derivatives gross in the consolidated balance sheets. The Company's foreign currency forward contracts are not subject to any credit contingent features or collateral requirements and the Company does not believe it is subject to significant counterparty concentration risk given the short-term nature, volume, and size of the derivative contracts outstanding.
Trade and Other Receivables and Allowance for Doubtful Accounts
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts. Other receivables represent unbilled receivables related to subscription and professional services contracts. The allowance for doubtful accounts is based on the Company's assessment of the collectability of accounts receivable. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts deemed uncollectible are charged against the allowance for doubtful accounts when identified.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and trade and other receivables. For cash, cash equivalents and marketable securities, the Company is exposed to credit risk in the event of default to the extent of the amounts recorded on the consolidated balance sheets. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.
The Company does not require collateral for trade receivables. No customer accounted for 10% or more of total revenues for the years ended January 31, 2020, 2019 and 2018. No customer accounted for 10% of accounts receivable as of January 31, 2020 and one customer accounted for 11% of accounts receivable as of January 31, 2019.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three years for computer equipment and software and five years for all other asset categories except leasehold improvements, which are amortized over the shorter of the lease term or the expected useful life of the leasehold improvements. Equipment leased under capital leases is amortized over the shorter of the lease term or the asset's estimated useful life.
Leases
The Company categorizes leases at their inception as either operating or capital leases. In certain lease agreements, the Company may receive rent holidays and other incentives. For operating leases, the Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms such as rent holidays that defer the commencement date of required payments. Additionally, lease incentives received are treated as a reduction to rent expense over the term of the agreement.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually, and more frequently when changes in circumstances indicate that the carrying value may not be

Medallia, Inc.
Notes to Consolidated Financial Statements

recoverable. The Company has determined that it operates its business as one reporting unit and the Company completes its annual impairment test in the fourth quarter. In the event that the Company determines that the fair value of the reporting unit is less than the reporting unit's carrying value, goodwill impairment charge will be incurred for the amount of the difference during the quarter in which the determination is made. The Company did not record any goodwill impairment charge in the years ended January 31, 2020, 2019 and 2018.
Intangible assets with a finite life are amortized over their useful life.
The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. In the event that the Company determines that the fair value of an intangible asset is less than the carrying value, the Company will incur an impairment charge.
Software Development Costs
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver our services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. As of January 31, 2020 the Company had capitalized software development costs of $1.7 million included in other long-term assets on the consolidated balance sheets. Depreciation and amortization is computed using the straight-line method over an estimated useful life of five years.
Costs related to preliminary project activities, including training and maintenance are expensed as incurred and recorded to research and development expenses.
Research and Development
Research and development expenditures are expensed as incurred.

Business Combinations

The Company includes the results of operations of the businesses that it acquires from the date of acquisition. The Company determines the fair value of the assets acquired and liabilities assumed based on its estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The Company estimates the fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the Company's consolidated statements of operations.

When the Company grants equity to selling stockholders in connection with an acquisition, it evaluates whether the awards are compensatory. This evaluation includes whether stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the Company's consolidated statements of operations.

Medallia, Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company measures equity instruments, including stock options, restricted stock units (RSUs), and shares of common stock to be issued under the 2019 Employee Stock Purchase Plan (ESPP) based on the estimated grant-date fair value of the award. The Company estimates the fair values of its stock options and shares issuable under its ESPP using the Black-Scholes-Merton option-pricing model. The Company estimates fair value of its restricted stock awards (RSU) based on the fair value of the underlying common stock and accounts for forfeitures as they incur.

Determining the grant date fair value of stock options and ESPP using the Black-Scholes-Merton option-pricing model requires management to make assumptions and judgments, mostly related to the determination of the expected term, volatility, risk free interest rate and the expected dividend rate. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense for future awards may differ materially compared with the awards granted previously.

Prior to the IPO, due to the absence of an active market for our common stock prior to the Company's IPO, the Company obtained third-party valuations (prepared contemporaneously in connection with grants of share-based payments) to estimate the fair value of its common stock for purposes of measuring stock-based compensation expense to be recognized. The third-party valuations are prepared using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide,Valuation of Privately-Held Company Equity Securities Issued as Compensation, the Company's board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the Company's common stock including:

•contemporaneous valuations performed by unrelated third-party specialists;
•the prices, rights, preferences and privileges of the Company's redeemable convertible preferred stock relative to those of the Company's common stock;
•lack of marketability of the Company's common stock;
•the Company's actual operating and financial performance;
•current business conditions and projections;
•hiring of key personnel and the experience of the Company's management;
•the history of the Company and the introduction of new services;
•the Company's stage of development;
•likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of the Company, given prevailing market conditions;
•illiquidity of stock-based awards involving securities in a private company;
•the market performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions.

Changes in the input assumptions outlined above can affect the fair value estimates used to measure stock-based compensation expense to be recognized.

In valuing the Company's common stock, its board of directors determined the equity value of the Company's business generally using a combination of the option pricing method, or OPM, and the Probability Weighted Expected Return Method, or PWERM, which is known as the Hybrid Method. The Hybrid Method involves the estimation of multiple future potential outcomes for the Company and estimates of the probability of each respective potential outcome. The Company scenarios included the use of initial public offering scenario and a scenario assuming continued operation as a private entity (in which an OPM was applied). After the equity value was determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, was applied to arrive at the fair value of the common stock. A DLOM is applied based on the theory that as a private company, an owner of the stock has limited opportunities to sell this stock and any such sale would involve significant transaction costs, thereby reducing overall fair market value.

Medallia, Inc.
Notes to Consolidated Financial Statements

After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock.

The RSUs that the Company had issued prior to the IPO vest upon the satisfaction of both a service-based and a liquidity event-related performance vesting condition. Certain RSUs, in addition to the satisfaction of the service-based and liquidity event-related performance vesting conditions, also require the fulfillment of a performance vesting condition which includes the achievement of certain subscription revenue growth targets. The service-based vesting period is generally between three and four years. The liquidity condition was satisfied upon the completion of the IPO, and the Company recognized an expense of $23.1 million for RSUs as of that date, using the accelerated recognition method.

The RSUs issued after the completion of the IPO vest upon the satisfaction of a service-based vesting condition which generally is three years.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their financial statement carrying amounts, and consideration is given to operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company determines current tax expense, together with assessing temporary differences resulting from differences for financial reporting purposes and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Accordingly, realization of the Company's deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized.
The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Given the Company's history of operating losses, the realization of its deferred tax assets is uncertain, and therefore, the Company has a full valuation allowance on its deferred tax assets. The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. The Company's evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law and the Company's interpretation of the tax laws, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.

Contingencies
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. The Company records a loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it is believed a loss is not probable but reasonably possible. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss.

Medallia, Inc.
Notes to Consolidated Financial Statements

Foreign Currency
The functional currency of the Company's foreign subsidiaries is predominately the respective local currency. Foreign currency-denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated at the average exchange rate during the period. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive loss, a component of stockholders' equity (deficit). Gains and losses from foreign currency transactions are included in interest income and other income (expense) net, in the consolidated statements of operations.
Advertising Expense
Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operation. Advertising expense was $6.7 million, $2.5 million, and $0.5 million for the years ended January 31, 2020, 2019 and 2018, respectively.
Net Loss Per Share Attributable to Common Stockholders
The Company computes basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities. The Company's basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase. The diluted net income per share attributable to common stockholders is computed by giving effect to all potentially dilutive common shares equivalents outstanding during the period. The effects of options to purchase common stock, convertible preferred stock, RSUs, the common stock warrant and the preferred stock warrant are excluded from the computation of diluted net loss per share attributable to common stockholders for all periods presented because the effect is antidilutive.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition ("Topic 605"), and requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as Topic 606. The Company early-adopted the requirements of Topic 606 utilizing the full retrospective method of adoption.
In June 2018, the FASB issued ASU No. 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The updated guidance simplifies the accounting for nonemployee share-based payment transactions. The amendments in the new guidance specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The Company early adopted the standard prospectively as of February 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This guidance also reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company early adopted the standard prospectively, as of January 31, 2020, and it did not have a material impact on the Company's consolidated financial statements.

Medallia, Inc.
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, as amended, which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a similar manner to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company for its fiscal year ending January 31, 2021 and interim periods thereafter. While the Company is evaluating the accounting, transition and disclosure requirements of the standard, the Company anticipates the recognition of additional assets and corresponding liabilities related to the leases on its balance sheets.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The guidance will be effective for the Company for its fiscal year ending January 31, 2023 and interim periods within that fiscal year. Early adoption is permitted. The Company is in the process of evaluating the impact of this accounting standard.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as amended. The ASU is intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance will be effective for the Company for its fiscal year ending January 31, 2021 and interim periods thereafter. Early adoption is permitted. The Company is in the process of evaluating the impact of this accounting standard.

2. Cash Equivalents and Marketable Securities

As of January 31, 2020, cash equivalent and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$92,272	$—	$—	$92,272
U.S. government and agency securities	115,412	13	—	115,425
Commercial paper	31,379	—	—	31,379
Corporate notes and bonds	5,665	9	—	5,674
Total	$244,728	$22	$—	$244,750
Included in cash and cash equivalents	$127,917	$—	$—	$127,917
Included in marketable securities	$116,811	$22	$—	$116,833

Marketable securities as of January 31, 2020 have a stated maturity date of less than one year.

As of January 31, 2019, cash equivalents of $0.1 million consisted of U.S. government treasury bills and approximated fair value and there were no marketable securities.

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

Medallia, Inc.
Notes to Consolidated Financial Statements

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
All of the Company's cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company's cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.
The following tables represents the fair value of assets and liabilities measured at fair value on a recurring basis using the above hierarchy (in thousands):

	January 31, 2020				January 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$92,272	$—	$—	$92,272	$106	$—	$—	$106
Commercial paper	—	17,667	—	17,667	—	—	—	—
U.S. government and agency securities	—	17,978	—	17,978	—	—	—	—
Total cash equivalents	92,272	35,645	—	127,917	106	—	—	106
Marketable securities:
Corporate notes and bonds	—	5,675	—	5,675	—	—	—	—
Commercial paper	—	13,712	—	13,712	—	—	—	—
U.S. government and agency securities	—	97,446	—	97,446	—	—	—	—
Total marketable securities	—	116,833	—	116,833	—	—	—	—
Derivative assets	—	683	—	683	—	1,073	—	1,073
Total assets measured at fair value	$92,272	$153,161	$—	$245,433	$106	$1,073	$—	$1,179
Liabilities:
Derivative liabilities	$—	$342	$—	$342	$—	$673	$—	$673
Total liabilities measured at fair value	$—	$342	$—	$342	$—	$673	$—	$673

4. Derivative Instruments
Cash Flow Hedges
As of January 31, 2020 and 2019, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $5.8 million and $9.9 million, respectively. All contracts have maturities not greater than 13 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During fiscal 2020 and 2019, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges
As of January 31, 2020 and 2019, the Company had outstanding forward contracts with total notional values of $23.5 million and $2.5 million, respectively. All contracts have maturities not greater than 13 months.

Medallia, Inc.
Notes to Consolidated Financial Statements

The fair values of outstanding derivative instruments were as follows (in thousands):

	January 31,
	2020	2019
Derivative assets (recorded in prepaid expenses and other current assets):
Foreign currency forward contracts designated as cash flow hedges	$384	$621
Foreign currency forward contracts not designated as hedges	299	453
Derivative liabilities (recorded in accrued expenses and other current liabilities):
Foreign currency forward contracts designated as cash flow hedges	76	71
Foreign currency forward contracts not designated as hedges	266	602

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Loss (OCI) Locations	Year Ended January 31,
		2020	2019	2018
Gains (losses) recognized in OCI (effective portion)	Change in unrealized gain (loss) on cash flow hedges, net of tax	$(15)	$248	$576
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	458	(1)	15
Gains (losses) reclassified from OCI into income (effective portion)	General and administrative	(549)	(675)	602
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Interest income and other income (expense), net	(121)	19	(90)
Of the gains (losses) recognized in OCI for the effective portion of foreign currency forward contracts designated as cash flow hedges as of January 31, 2020 and 2019, $0.9 million and $0.5 million, respectively, is expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations Location	Year Ended January 31,
Derivative Type		2020	2019	2018
Foreign currency forward contracts not designated as hedges	Interest income and other income (expense), net	$368	$625	$—

Medallia, Inc.
Notes to Consolidated Financial Statements

As of January 31, 2020, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Asset Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$102	$—	$102	$(5)	$—	$97
Counterparty B	581	—	581	(337)	—	244
Total	$683	$—	$683	$(342)	$—	$341

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Received
Derivative liabilities:
Counterparty A	$5	$—	$5	$(5)	$—	$—
Counterparty B	337	—	337	(337)	—	—
Total	$342	$—	$342	$(342)	$—	$—

As of January 31, 2019, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Asset Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$297	$—	$297	$—	$—	$297
Counterparty B	776	—	776	(673)	—	103
Total	$1,073	$—	$1,073	$(673)	$—	$400

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Received
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	673	—	673	(673)	—	—
Total	$673	$—	$673	$(673)	$—	$—

Medallia, Inc.
Notes to Consolidated Financial Statements

5. Business Combinations

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

The above transactions were each accounted for as business combinations. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The fair value of developed technologies and customer relationships were determined by using the Multiple Period Excess Earnings Method, and the fair value of the trademarks was determined using the Royalty Relief Method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill resulting from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisitions will be deductible for income tax purposes.

The Company is in the process of settling working capital adjustments for Zingle and Crowdicity, and therefore the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein.

The following table summarizes the purchase consideration, net of cash acquired, and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration, Net of Cash Acquired	Net Liabilities Assumed	Identifiable Intangible Assets	Goodwill
Crowdicity	$15,865	$(2,350)	$4,811	$13,404
Zingle	42,702	(665)	8,715	34,652
Promoter	1,694	(431)	900	1,225
Cooladata	7,346	(2,784)	4,600	5,530
Strikedeck	10,498	(439)	4,000	6,937
Total	$78,105	$(6,669)	$23,026	$61,748

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions, (in thousands):

	Crowdicity		Zingle		Promoter.io		Cooladata		Strikedeck
Identifiable Intangible Assets	Amount	Useful Life (years)	Amount	Useful Life (years)	Amount	Useful Life (years)	Amount	Useful Life (years)	Amount	Useful Life (years)
Developed technology	$2,406	5	$4,915	5	$700	5	$4,600	5	$4,000	5
Customer relationships	2,105	5	3,000	5	—	—	—	—	—	—
Trademarks	300	5	800	5	200	5	—	—	—	—
Total	$4,811		$8,715		$900		$4,600		$4,000

The financial results for the above acquisitions are included in the Company's consolidated financial statements from the date of acquisition through January 31, 2020.

The pro forma impact of these acquisitions on consolidated revenue, income (loss) from operations and net loss was not material.

6. Balance Sheet Components

Property and Equipment, Net

The following table summarizes property and equipment which consists of the following (in thousands):

	January 31,
	2020	2019
Computer equipment and software	$56,758	$43,605
Furniture, fixtures and equipment	1,028	2,790
Leasehold improvements	6,941	23,645
Equipment acquired under capital leases	11,687	6,125
Construction-in-progress	3,113	3,804
Total property and equipment, gross	79,527	79,969
Less accumulated depreciation and amortization	(44,648)	(36,980)
Property and equipment, net	$34,879	$42,989

Depreciation and amortization expense during the years ended January 31, 2020, 2019 and 2018 totaled $13.2 million, $13.5 million and $11.0 million, respectively, which includes depreciation of assets recorded under capital leases of $3.6 million, $0.9 million and $0.1 million for the years ended January 31, 2020, 2019 and 2018 respectively.
Property and equipment located outside the U.S. was $13.4 million and $8.5 million as of January 31, 2020 and 2019, respectively.
During the year ended January 31, 2020, the Company recorded a net gain of approximately $4.0 million as a result of the termination of its lease for its former corporate headquarters which included the gain on the reversal of deferred rent of $34.5 million, partially offset by the impairment of property and equipment of $20.7 million and cash payments associated with the termination and other fees of $9.8 million.

Medallia, Inc.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
The following table summarizes accrued expenses and other current liabilities which consists of the following (in thousands):

	January 31,
	2020	2019
Capital leases, current	$4,316	$2,293
Income tax liability	3,932	2,884
Indemnity holdback related to acquisitions	1,573	—
Other	10,447	7,663
Accrued expenses and other current liabilities	$20,268	$12,840

Accrued Compensation

The following table summarizes accrued compensation which consists of the following (in thousands):

	January 31,
	2020	2019
Accrued salaries and bonuses	$8,312	$2,958
Accrued commissions	11,280	10,215
Accrued vacation	3,906	4,013
Employee stock purchase plan	8,693	—
Payroll taxes	4,969	2,522
Accrued compensation	$37,160	$19,708

7. Goodwill and Intangible Assets, Net
Goodwill represents the excess of the of the purchase price in a business combination of the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. The changes in the goodwill are as follows (in thousands):

Balance as of January 31, 2019 and 2018	$16,745
Acquisitions	61,748
Foreign currency translation	831
Balance as of January 31, 2020	$79,324

Intangible asset activity for the year ended January 31, 2020, net was as follows (in thousands):

	January 31, 2019	Identifiable Intangible Assets Acquired	Accumulated Amortization	Foreign Currency Translation	January 31, 2020	Weighted Average Remaining Useful Life (Years)
Developed technology	$1,900	$16,621	$(3,473)	$149	$15,197	4.5
Customer relationships	—	5,105	(351)	132	4,886	4.7
Trademarks	—	1,300	(97)	20	1,223	4.6
	$1,900	$23,026	$(3,921)	$301	$21,306

Medallia, Inc.
Notes to Consolidated Financial Statements

Intangible asset activity for the year ended January 31, 2019, net was as follows (in thousands):

	January 31, 2018	Identifiable Intangible Assets Acquired	Accumulated Amortization	Foreign Currency Translation	January 31, 2019	Weighted Average Remaining Useful Life (Years)
Developed technology	$1,900	$—	$(1,594)	$—	$306	1.8

The total amortization expense for intangible assets was $2.3 million, $0.4 million and $1.0 million for the years ended January 31, 2020, 2019 and 2018.
Amortization expense related to the intangible assets is as follows (in thousands):

Year Ending January 31:
2021	$4,802
2022	4,653
2023	4,653
2024	4,653
2025	2,545
Thereafter	—
Total	$21,306

8. Commitments and Contingencies
Revolving Line of Credit
As of January 31, 2020 and 2019, the Company maintained a revolving line of credit that matures in September 2020 and provides for aggregate borrowings of up to $50.0 million. Prior to the maturity date, the Company has the option to borrow an aggregate amount not to exceed $15.0 million and convert the borrowing to a term loan (Term-Out Loan), provided that no prior event of default has occurred. The existing aggregate borrowing amount on the revolving line of credit is reduced by the amount of the Term-Out Loan. Principal payments on the Term-Out Loan are repaid in consecutive monthly installments. The maturity date is the earlier of (i) 48 months after such Term-Out Loan was made and (ii) September 2023. The applicable interest rate for borrowings under the revolving line of credit and the Term-Out Loan are determined as follows: for borrowings less than $5.0 million, the interest rate is based on the Wall Street Journal's Prime Rate plus a 0.5% margin. For borrowings greater than or equal to $5.0 million, but less than $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate. For borrowings greater or equal to $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate minus a 0.5% applicable margin.
Standby letters of credit related to the Company's office lease facilities of $3.5 million and $10.5 million were outstanding as of January 31, 2020 and 2019, respectively, and such amounts reduce aggregate borrowings available under the revolving line of credit. As of January 31, 2020 and 2019, $46.5 million and $39.5 million, respectively, was available for borrowing under the revolving line of credit.

As of January 31, 2020, the Company was in compliance with the financial covenants contained in the revolving line of credit. The revolving line of credit requires the Company to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the credit agreement.

Medallia, Inc.
Notes to Consolidated Financial Statements

Operating and Capital Leases
The Company leases certain office and data center facilities under operating leases that expire in fiscal 2020 to 2031. Certain of our leases include options to renew with terms of up to five years. The Company's corporate headquarters is located in San Francisco, California. Rent expense during the years ended January 31, 2020, 2019 and 2018, was $14.9 million, $16.5 million and $17.6 million, respectively.
Future minimum lease payments by year under noncancelable purchase obligations and leases are as follows (in thousands):

	January 31, 2020
	Purchase Obligations (1)	Operating Leases	Capital Leases (2)

Period ending January 31:
2021	$8,988	$9,505	$4,765
2022	2,171	9,989	3,891
2023	1,511	7,382	690
2024	653	6,564	—
2025	693	5,571	—
Thereafter	1,512	11,471	—
Total minimum payments	$15,528	$50,482	9,346
Less interest payments			(628)
Total present value of minimum payments			$8,718

(1) Purchase obligations relate primarily to IT and product infrastructure costs, enterprise subscription agreements, and sales and marketing costs.
(2) Capital leases comprise of financing for data center equipment.

In February, 2020, the Company executed a lease agreement to expand its San Francisco headquarters and entered into a new lease agreement in San Mateo which will replace its existing lease agreement which was cancelled in the fourth quarter of fiscal year 2020. The new San Francisco lease agreement spans to September 2028 for a total commitment of approximately $9.6 million. The new San Mateo office lease spans to April 2026 for a total commitment of approximately $7.6 million.

Warranties, Indemnification, and Contingent Obligations
The Company's arrangements generally include provisions indemnifying customers against liabilities if their customer data is compromised due to a breach of information security, or if the Company's applications or services infringe a third-party's intellectual property rights. To date, the Company has not incurred any costs as a result of such indemnification and has not accrued any liabilities related to such obligations in the consolidated financial statements.
The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. To date, the Company has not experienced any significant failures to meet defined levels of performance and response. In connection with the service level agreements, the Company has not incurred any significant costs and has not accrued any liabilities in the consolidated financial statements. The Company's subscription services agreements also generally include a warranty that the service performs in accordance with the applicable specifications document. The Company's professional services are generally warranted to be performed in a professional manner and in a manner that will comply with the terms of the customer agreements. To date, the Company has not incurred any material costs associated with these warranties.

Medallia, Inc.
Notes to Consolidated Financial Statements

9. Income Taxes
The components of (income) loss before provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Domestic	$(112,376)	$(69,464)	$(59,465)
Foreign	575	(10,991)	(9,258)
Loss before provision for income taxes	$(111,801)	$(80,455)	$(68,723)

The provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	88	43	43
Foreign	1,845	1,796	1,743
Total	1,933	1,839	1,786
Deferred:
Federal	(658)	—	—
State	(173)	—	—
Foreign	(570)	(60)	(148)
Total	(1,401)	(60)	(148)
Provision for income taxes	$532	$1,779	$1,638

Due to the Company's history of net operating losses and the full valuation allowance against the Company's deferred tax assets, the provision for income taxes primarily relates to foreign income and withholding taxes for the periods presented.
The reconciliation between effective statutory tax rate and the Company's tax rate is as follows ( in percentages):

	Year Ended January 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	32.9%
Effect of:
Foreign tax rate differences	(1.0)%	(4.0)%	(1.5)%
Research tax credits	1.0%	1.4%	1.1%
State tax, net of federal benefit	0.1%	3.2%	2.2%
Stock-based compensation	12.7%	(3.8)%	(5.5)%
Change in valuation allowance	(34.3)%	(24.2)%	18.4%
Change in federal tax rate	—%	—%	(49.5)%
Other	0.1%	4.3%	(0.5)%
	(0.4)%	(2.1)%	(2.4)%

Medallia, Inc.
Notes to Consolidated Financial Statements

For the year ended January 31, 2020, the Company recorded an expense for income taxes of $0.5 million, resulting in an effective tax rate of (0.4)%. The effective tax rate is different than the statutory United States federal tax rate primarily due to the full valuation allowance on the Company’s United States and Israel deferred tax assets, the mix of income and losses among the Company’s foreign jurisdictions, and withholding taxes.

The components of deferred tax assets and liabilities for federal and state income taxes consists of the following (in thousands):

	January 31,
	2020	2019
US net operating loss carryforwards	$118,318	$69,867
Federal and state credit carryforwards	9,478	7,110
Deferred revenue	382	33
Stock-based compensation	24,113	5,850
Deferred lease incentive	153	3,695
Accrued liabilities and allowances not currently deductible	1,858	2,173
Depreciation	2,226	5,444
Other	—	28
Total deferred tax assets	156,528	94,200

Deferred commissions expense	(17,970)	(12,067)
Amortization	(1,216)	—
Other	(211)	—
Total deferred tax liabilities	(19,397)	(12,067)

Valuation allowance	(137,368)	(87,480)
Net deferred tax liabilities	$(237)	$(5,347)

The Company accounts for deferred taxes, which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. The Company evaluated its ability to realize the benefit of its deferred tax assets, net of deferred tax liabilities, and weighted all available positive and negative evidence both objective and subjective in nature. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Based on the weight of the available evidence, which includes the Company's historical operating losses, lack of taxable income, and accumulated deficit, as of January 31, 2020 and 2019, the Company provided a full valuation allowance against the federal, state and foreign deferred tax assets.
As of January 31, 2020, 2019 and 2018, $12.8 million, $7.5 million and $7.3 million, respectively, of undistributed earnings from non-U.S. operations held by the Company's foreign subsidiaries which are designated as permanently reinvested outside the United States. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
In January 2020, the Company completed an intra-entity asset transfer of certain of its intellectual property rights to an Israel subsidiary, recently acquired. The transfer resulted in a step-up in the tax basis of the transferred intellectual property rights and a correlated increase in U.S. deferred tax assets. As of January 31, 2020, the Company believes it is more likely than not that these additional U.S. deferred tax assets will not be realized and, therefore, are offset by a full valuation allowance.

Medallia, Inc.
Notes to Consolidated Financial Statements

Operating losses by jurisdiction which begin to expire consists of the following (in thousands):

	2020	2019	Expiration Year
United States Federal	$450,262	$308,325	2031
United States - California	58,858	41,396	2031
United States - Other states	136,528	75,690	2021
Israel	36,851	20,771	Indefinite
Research and development credits by jurisdiction which begin to expire consists of the following (in thousands):

	2020	2019	Expiration Year
United States Federal	$10,875	$7,926	2029
United States - California	10,450	8,170	Indefinite
The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2020	2019	2018
Beginning balance	$9,200	$7,000	$5,400
Increases related to tax positions taken during a prior year	1,142	400	—
Decreases related to tax positions taken during a prior year	(78)	—	(500)
Increases related to tax positions taken during the current year	2,267	1,800	2,100
Ending balance	$12,531	$9,200	$7,000
As of January 31, 2020, the Company had unrecognized tax benefits of $12.5 million, of which $0.2 million of unrecognized benefits, if recognized would reduce the effective tax rate. The Company does not reasonably believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within the following 12 months.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States, Israel, Argentina, and the United Kingdom. The Company is currently not under examination by the Internal Revenue Service (IRS) or by any local taxing authority for any tax years. All tax years remain open to examination by the IRS and local taxing authorities.

10. Equity Incentive Plans and Stockholders' Equity

Equity Incentive Plans

The Company’s 2008 Equity Incentive Plan (the 2008 Plan) provides for the granting of options to purchase shares of common stock, restricted stock units (RSUs) and stock appreciation rights to employees, directors, and consultants of the Company. The 2008 Plan provides for grants of immediately exercisable options; however, such exercises contain repurchase provisions that provide the Company with rights to repurchase any unvested common stock upon termination of employment at the original exercise price.

In December 2017, the Company’s board of directors adopted, and in February 2018 the stockholders approved, the 2017 Equity Incentive Plan (the 2017 Plan), with an initial share reserve of 3,000,000 shares of common stock, plus any reserved but unissued shares under the 2008 Plan. The 2017 Plan is the successor to and continuation of the 2008 Plan. The 2017 Plan provides for at the Company’s discretion, grants of immediately exercisable options, subject to repurchase provisions. Options and RSUs granted generally vest between three to four years. During fiscal 2020 and 2019, the compensation committee of the Company’s board of directors

Medallia, Inc.
Notes to Consolidated Financial Statements

approved an increase to the share reserve for issuance under the 2017 Plan by 5,000,000 shares and 22,000,000 shares, respectively.

In June 2019, the Company’s board of directors adopted, and the stockholders approved, the 2019 Equity Incentive Plan (the 2019 Plan), with an initial share reserve of 19,000,000, plus any reserved but unissued shares under the 2017 Plan. The 2019 Plan became effective July 17, 2019 and is the successor to and continuation of the 2008 and 2017 Plans. The reserve is automatically increased at the beginning of the fiscal year by the lesser of (a) 19 million shares, or (b) up to 5% of the Company's outstanding common, subject to the Company's board approval. Stock options and RSU’s granted generally vest between three to four years.

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

In June 2019, the Company’s board of directors adopted, and the stockholders approved, the Employee Stock Purchase Plan (ESPP), which qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, and pursuant to which 4,000,000 shares of common stock were reserved for future issuance with an annual automatic increase at the beginning of each fiscal year of up to 1% of the Company's outstanding common, subject to the Company's board approval. The ESPP became effective on July 17, 2019. The ESPP is designed to enable eligible employees to purchase shares of the Company's common stock at a discount on a periodic basis through payroll deductions. Each offering period under the ESPP covers six months and consists generally of one six-month purchase period, except for the first purchase period post-IPO which consists of eight months. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the fair market value of the Company's common stock on the last day of each purchase period.
The Plan activity is as follows:

	Year Ended January 31,
	2020	2019	2018
Opening balance	4,023,140	3,725,180	4,473,893
Shares authorized	24,000,000	22,000,000	8,500,000
Options and RSUs granted	(8,827,186)	(28,118,877)	(13,976,675)
Cancelled shares	3,854,778	6,386,036	4,601,286
Repurchase of early exercise of options	—	30,801	126,676
Ending balance	23,050,732	4,023,140	3,725,180

The stock-based compensation expense by line item in the consolidated statements of operations is summarized as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Cost of subscription revenue	$3,058	$1,143	$423
Cost of professional services revenue	8,824	2,379	2,256
Research and development expense	18,176	7,563	5,182
Sales and marketing expense	28,519	6,813	4,882
General and administrative expense	50,879	9,960	5,505
Total stock-based compensation	$109,456	$27,858	$18,248

Medallia, Inc.
Notes to Consolidated Financial Statements

Option Activity
The fair value of each stock option granted to employees was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions.

	Year Ended January 31,
	2020	2019	2018
Risk-free interest rate	2.5%	2.5% - 3.0%	1.7% - 2.4%
Expected volatility	41%	40% - 44%	43% - 47%
Expected term (in years)	5.85	5.50 - 6.69	5.13 - 6.54
Expected dividend rate	—	—	—
The following table summarizes the stock option activity:

	Options Outstanding
	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	32,932,513	$3.37	7.24	$74,454
Options granted	13,976,675	5.90
Options exercised	(3,020,883)	2.14		11,268
Options cancelled or expired	(4,601,286)	4.88
Balance as of January 31, 2018	39,287,019	4.19	7.43	76,705
Options granted	24,963,680	6.46
Options exercised	(5,067,450)	2.40		20,158
Options cancelled or expired	(6,386,036)	5.52
Balance as of January 31, 2019	52,797,213	5.27	8.12	388,531
Options granted	478,278	12.63
Options exercised	(7,972,770)	4.31		339,899
Options cancelled or expired	(3,367,548)	6.14
Balance as of January 31, 2020	41,935,173	$5.47	7.29	$954,124
Exercisable at January 31, 2020	25,703,463	$4.80	6.59	$602,099

The weighted-average grant-date fair value of options granted during the years ended January 31, 2020 2019 and 2018 was $5.38, $2.88 and $2.69 per share, respectively. The grant date fair value of stock options vested during the years ended January 31, 2020, 2019 and 2018 was $35.2 million, $23.3 million and $18.6 million, respectively. Total unrecognized compensation expense related to stock options was $45.6 million, $82.5 million and $50.5 million as of January 31, 2020, 2019 and 2018, which are expected to be recognized over a weighted-average remaining recognition period of 2.5 years, 3.0 years and 2.8 years, respectively.

Medallia, Inc.
Notes to Consolidated Financial Statements

Restricted Stock Units Activity
The following table summarizes restricted stock unit activities:

	Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 31, 2018	—	$—	—	$—
Stock units granted	3,155,197	6.29	—	—
Balance as of January 31, 2019	3,155,197	6.29	—	—
Stock units granted	7,448,329	18.78	900,579	13.91
stock units vested	(1,170,861)	6.98	—	—
Stock units cancelled and expired	(412,984)	16.10	(74,246)	13.41
Balance as of January 31, 2020	9,019,681	$16.07	826,333	$13.95

These RSUs generally vest upon the satisfaction of a service-based performance vesting condition with a vesting period generally between three years to four years. Certain RSUs, in addition to the satisfaction of the service-based performance vesting conditions, also require the fulfillment of a performance vesting condition which includes the achievement of certain subscription revenue growth targets through January 31, 2022. RSUs granted prior to the IPO vested upon the satisfaction of both a service-based and liquidity event-related performance vesting conditions. The liquidity condition was satisfied upon the completion of the IPO, and the Company recognized an expense of $23.1 million for RSUs as of that date, using the accelerated recognition method.
In conjunction with the termination of certain executives and other employees of the Company, the Company accelerated the vesting of certain unvested stock options and RSUs and as a result of those modifications recorded stock-based compensation expense of $13.7 million.
RSUs were first granted during fiscal year 2019. The total unrecognized compensation expense related to the RSUs was $98.5 million and $19.9 million as of January 31, 2020 and 2019 and will be recognized over a weighted-average remaining period of 2.4 years and 3.5 years, respectively. The intrinsic value of the RSUs is $277.9 million and $39.9 million as of January 31, 2020 and 2019, respectively.
Employee Stock Purchase Plan

The fair value of each ESPP share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

January 31, 2020
Risk-free interest rate	1.9%
Expected volatility	38%
Expected term (in years)	0.65
Expected dividend rate	—

The fair value of stock purchase rights granted under the ESPP during the period from July 19, 2019 to October 31, 2019 was $5.78 per share. As of January 31, 2020, the Company had $0.7 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.2 years.

Medallia, Inc.
Notes to Consolidated Financial Statements

Common stock and preferred stock

In connection with the Company's IPO, the Company's stockholders approved the amended and restated certificate of incorporation and amended and restated bylaws, to authorize the issuance of 1,000,000,000 shares of common stock at par value of $0.001 per share and 100,000,000 shares of preferred stock at par value of $0.001 par value per share.

Common Stock Subject to Repurchase
The 2008 Plan allows certain option grants to be exercised prior to vesting. The Company has the right to repurchase, at the original purchase price, any issued but unvested common shares, upon termination of the service of an employee. The consideration received by the Company upon exercise of an unvested option is considered to be a deposit of the exercise price, and the related amount is recorded as a liability. This liability is reclassified into stockholders' equity on a ratable basis as the award vests. Common shares issued prior to vesting have voting rights and the right to receive dividends as declared and are shown as common shares outstanding at the time of the exercise.
During the years ended January 31, 2020 and 2019, the Company repurchased 823 and 30,801 unvested early exercised stock options for nil and $0.1 million, respectively. The Company has a liability of nil and $0.5 million relating to nil and 147,245 options, respectively, that were exercised but remained unvested at January 31, 2020 and 2019 respectively.

11. Employee Benefit Plans
The Company has a 401(k) retirement plan that covers substantially all of its U.S. employees. The 401(k) retirement plan provides for voluntary salary contributions of eligible participants' annual compensation, subject to the maximum allowed by law. During the year ended January 31, 2020 the Company provided a matching contribution equal to 50% of eligible participants' contributions, up to a maximum of $2,000 per participant during the plan year. The Company recognized approximately $2.5 million in expense related to the 401(k) match for the year ended January 31, 2020. During the year ended January 31, 2019 and 2018, the Company did not provide matching contributions.

12. Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the Company's convertible preferred stock do not have a contractual obligation to share in its losses. In July 19, 2019, upon completion of the Company's IPO, all shares of convertible preferred stock then outstanding, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis. As of July 31, 2019, the Company did not have shares of convertible preferred stock issued and outstanding.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, our convertible preferred stock, stock options, early exercised stock options, RSUs and purchase rights granted under the ESPP are considered to be potential common stock equivalents.

Since the Company has reported net losses for all periods presented, the Company has excluded all potentially dilutive securities from the calculation of the diluted net loss per share attributable to common stockholders as their effect is antidilutive and accordingly, basic and diluted net loss per share attributable to common stockholders is the same for all periods presented.

Medallia, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2020	2019	2018
Net loss attributable to common stockholders	$(112,333)	$(82,234)	$(70,361)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	83,269	26,770	22,571
Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(3.07)	$(3.12)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Convertible preferred stock	—	72,483	72,395
Stock options	41,935	52,797	39,287
Restricted stock units	9,846	3,155	—
ESPP	683	—	—
Unvested early exercises subject to repurchase	—	147	393
Convertible preferred stock warrant	—	56	56
Common stock warrant	—	75	75
Total	52,464	128,713	112,206

13. Quarterly Financial Data (Unaudited)

	Year Ended January 31, 2020				Year Ended January 31, 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(stated in thousands, except per share amounts)
Total revenue	$110,100	$103,074	$95,670	$93,619	$86,384	$81,166	$75,426	$70,666
Total cost of revenue	39,116	38,595	34,883	32,595	29,321	29,401	29,559	27,620
Gross profit	70,984	64,479	60,787	61,024	57,063	51,765	45,867	43,046
Operating expense	103,750	106,146	99,239	63,069	66,369	68,258	73,436	70,122
Loss from operations	(32,766)	(41,667)	(38,452)	(2,045)	(9,306)	(16,493)	(27,569)	(27,076)
Net loss	(31,870)	(39,620)	(38,284)	(2,559)	(9,948)	(16,611)	(28,147)	(27,528)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,365	127,715	43,986	30,430	28,861	27,482	25,970	24,699

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.31)	$(0.87)	$(0.08)	$(0.34)	$(0.60)	$(1.08)	$(1.11)

Medallia, Inc.
Notes to Consolidated Financial Statements

14. Subsequent Events
On February 19, 2020 the Company acquired LivingLens Enterprise Ltd. (LivingLens), a privately-held company for approximately $26.0 million in cash. LivingLens provides a video feedback platform to humanize feedback and bring the voice of the customer and employee to life.

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of January 31, 2020, the last day of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2020.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
We have filed the following documents as part of this Form 10-K:
(a) Financial Statements

(b) Financial Statement Schedules. All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(c) Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached and incorporated by reference as stated below.
EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	333-232271	3.1	September 12, 2019
3.2	Amended and Restated Bylaws of the registrant.	10-Q	333-232271	3.2	September 12, 2019
4.1	Form of common stock certificate of the registrant.	S-1/A	333-232271	4.1	June 28, 2019
4.2*	Description of Company’s Securities					X
4.3	Amended and Restated Investor Rights Agreement by and among the registrant and certain holders of its capital stock, dated as of February 25, 2019, as amended.	S-1/A	333-232271	4.2	July 8, 2019
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-232271	10.1	June 21, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-232271	10.2	June 28, 2019
10.3+	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-232271	10.3	July 8, 2019
10.4+	2017 Equity Incentive Plan, as amended, and related form agreements.	S-1	333-232271	10.4	June 21, 2019
10.5+	2008 Equity Incentive Plan, as amended, and related form agreements.	S-1	333-232271	10.5	June 21, 2019
10.6+	Outside Director Compensation Policy.	S-1/A	333-232271	10.6	June 28, 2019
10.7+	Change in Control and Severance Policy and related form agreements.	S-1/A	333-232271	10.7	June 28, 2019
10.8	Office Lease between the registrant and BRE Market Street Property Owner LLC, dated as of March 21, 2019.	S-1	333-232271	10.8	June 21, 2019
10.9	Second Amended and Restated Loan and Security Agreement Credit Agreement, as amended, between the registrant and Silicon Valley Bank, dated as of September 7, 2016.	S-1	333-232271	10.9	June 21, 2019
10.10+	Executive Incentive Compensation Plan.	S-1/A	333-232271	10.10	June 28, 2019
10.11+	Letter Agreement between the registrant and Leslie Stretch, dated June 27, 2019.	S-1/A	333-232271	10.12	July 8, 2019

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC	Filed or Furnished Herewith

10.12+	Letter Agreement between the registrant and Roxanne Oulman, dated June 27, 2019	S-1/A	333-232271	10.13	July 8, 2019
10.13+	Letter Agreement between the registrant and Borge Hald, dated June 27, 2019.	S-1/A	333-232271	10.14	July 8, 2019
10.14+	Letter Agreement between the registrant and Mikael Ottosson, dated June 27, 2019	S-1/A	333-232271	10.15	July 8, 2019
10.15	Common Stock Purchase Agreement between the registrant and SCGE Fund, L.P., dated as of October 18, 2019.	10-Q	333-232271	10.13	September 12, 2019
21.1	List of Subsidiaries of the registrant.	S-1	333-232271	21.1	June 21, 2019	X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature pages hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL. Instance Document					X
101.SCH	XBRL. Taxonomy Extension Schema Document					X
101.CAL	XBRL. Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL. Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL. Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL.Extension Presentation Linkbase Database					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medallia, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on March 19, 2020.

MEDALLIA, INC.

By:	/s/ Leslie J. Stretch
Leslie J. Stretch
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leslie J. Stretch and Roxanne M. Oulman, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie J. Stretch	President, Chief Executive	March 19, 2020
Leslie J. Stretch	Officer and Director (Principal Executive Officer)

/s/ Roxanne M. Oulman	Chief Financial Officer	March 19, 2020
Roxanne M. Oulman	(Principal Financial and Accounting Officer)

/s/ Borge Hald	Chief Strategy Officer and Executive Chairman	March 19, 2020
Borge Hald

/s/ Robert Bernshteyn	Director	March 19, 2020
Robert Bernshteyn

/s/ Mitchell K. Dauerman	Director	March 19, 2020
Mitchell K. Dauerman

/s/ Leslie J. Kilgore	Director	March 19, 2020
Leslie J. Kilgore

/s/ Douglas M. Leone	Director	March 19, 2020
Douglas M. Leone

/s/ Stanley J. Meresman	Director	March 19, 2020
Stanley J. Meresman

/s/ Amy Pressman	Director	March 19, 2020
Amy Pressman

/s/ Steven C. Walske	Director	March 19, 2020
Steven C. Walske