Form 10-Q
period 2020-04-30
Medallia, Inc.
filed 2020-06-09
CIK 1540184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2020 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File Number: 001-38982
______________________________________
Medallia, Inc.
(Exact name of registrant as specified in its charter)
______________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 29, 2020, 141,130,176 shares of the registrant's common stock, $0.001 par value, were outstanding.

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
•the implications of the COVID-19 pandemic on our business;
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
•our ability to compete successfully in competitive markets; and
•our ability to respond to rapid technological changes.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors related to the current COVID-19 pandemic and those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Medallia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	April 30, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$344,697	$226,866
Marketable securities	62,832	116,833
Trade and other receivables, net of allowance for doubtful accounts of $2,043 and $982 as of April 30, 2020 and January 31, 2020, respectively	67,645	150,661
Deferred commissions, current	22,792	22,455
Prepaid expenses and other current assets	28,625	22,492
Total current assets	526,591	539,307
Property and equipment, net	36,274	34,879
Deferred commissions, noncurrent	49,467	51,540
Intangible assets, net	25,091	21,306
Goodwill	98,241	79,324
Other noncurrent assets	6,252	5,293
Total assets	$741,916	$731,649
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,791	$3,608
Accrued expenses and other current liabilities	19,556	20,268
Accrued compensation	18,224	37,160
Revolving line of credit	43,000	—
Deferred revenue, current	221,600	263,115
Total current liabilities	304,171	324,151
Deferred revenue, noncurrent	4,292	1,407
Deferred rent, noncurrent	5,741	2,799
Other liabilities	4,191	5,496
Total liabilities	318,395	333,853
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value: 1,000,000,000 shares and 1,000,000,000 shares authorized as of April 30, 2020 and January 31, 2020, respectively; 139,794,418 shares and 132,346,402 shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively	139	132
Additional paid-in capital	939,841	878,843
Accumulated other comprehensive loss	(2,957)	(206)
Accumulated deficit	(513,502)	(480,973)
Total stockholders' equity	423,521	397,796
Total liabilities and stockholders' equity	$741,916	$731,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	$88,992	$71,712
Professional services	23,699	21,907
Total revenue	112,691	93,619
Cost of revenue:
Subscription	17,344	13,461
Professional services	22,219	19,134
Total cost of revenue	39,563	32,595
Gross profit	73,128	61,024
Operating expenses:
Research and development	32,379	19,616
Sales and marketing	52,015	33,615
General and administrative	21,498	9,838
Total operating expenses	105,892	63,069
Loss from operations	(32,764)	(2,045)
Interest income and other income (expense), net	175	142
Loss before provision for income taxes	(32,589)	(1,903)
(Benefit from) provision for income taxes	(60)	656
Net loss	$(32,529)	$(2,559)

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	135,993	30,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Net loss	$(32,529)	$(2,559)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(2,531)	(163)
Change in unrealized gain (loss) on marketable securities	3	15
Change in unrealized gain (loss) on cash flow hedges	(223)	(253)
Other comprehensive loss	(2,751)	(401)
Comprehensive loss	$(35,280)	$(2,960)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Operating activities
Net loss	$(32,529)	$(2,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,468	3,178
Amortization of deferred commissions	6,081	4,178
Stock-based compensation expense	31,804	7,962
Impairment (gain) on property and equipment, and lease termination	—	(13,783)
Other	845	494
Changes in assets and liabilities:
Trade and other receivables	81,689	55,281
Deferred commissions	(4,345)	(6,702)
Prepaid expenses and other current assets	(5,809)	(891)
Other noncurrent assets	(892)	(100)
Accounts payable	(2,726)	736
Deferred revenue	(39,248)	(25,135)
Accrued expenses and other current liabilities	(20,277)	(4,246)
Other noncurrent liabilities	3,052	(171)
Net cash provided by operating activities	23,113	18,242
Investing activities
Purchases of property, equipment and other	(5,374)	(1,852)
Purchase of marketable securities	(22,748)	(68,726)
Maturities of marketable securities	76,423	—
Proceeds from sale of marketable securities	600	511
Acquisitions, net of cash acquired	(25,209)	—
Net cash provided by (used in) investing activities	23,692	(70,067)
Financing activities
Proceeds from Series F convertible preferred stock, net of issuance costs	—	69,848
Proceeds from revolving line of credit	43,000	—
Proceeds from exercise of stock options	19,180	5,276
Proceeds from share purchase plan	10,267	—
Principal payments on capital leases	(1,041)	(624)
Deferred issuance costs	—	(3,053)
Net cash provided by financing activities	71,406	71,447
Effect of exchange rate changes on cash and cash equivalents	(380)	(42)
Net increase in cash and cash equivalents	117,831	19,580
Cash and cash equivalents at beginning of period	226,866	44,876
Cash and cash equivalents at end of period	$344,697	$64,456
Supplemental disclosures of cash flow information:
Cash paid for interest	$168	$113
Cash paid for income taxes	$469	$302
Noncash investing and financing activities:
Other receivables related to stock option exercises	$93	$—
Vesting of early exercised stock options	$—	$207
Accrued unpaid capital expenditures	$1,318	$3,222
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2020	—	$—	—	$—	—	$—	132,346,402	$132	$878,843	$(206)	$(480,973)	$397,796
Exercise of employee stock options	—	—	—	—	—	—	5,184,632	6	18,928	—	—	18,934
Release of restricted stock units	—	—	—	—	—	—	1,671,652	—	—	—	—	—
Issuance of shares from share purchase plan	—	—	—	—	—	—	591,732	1	10,266	—	—	10,267
Stock-based compensation	—	—	—	—	—	—	—	—	31,804	—	—	31,804
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,751)	—	(2,751)
Net loss	—	—	—	—	—	—	—	—	—	—	(32,529)	(32,529)
Balance at April 30, 2020	—	$—	—	$—	—	$—	139,794,418	$139	$939,841	$(2,957)	$(513,502)	$423,521

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2019	72,482,609	$72	29,755,883	$30	3,000	$—	—	$—	$363,076	$(1,096)	$(368,640)	$(6,558)
Issuance of Series F preferred shares, net of issuance costs	4,666,666	5	—	—	—	—	—	—	69,843	—	—	69,848
Exercise of employee stock options	—	—	1,370,818	1	—	—	—	—	5,267	—	—	5,268
Repurchase of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	207	—	—	207
Stock-based compensation	—	—	—	—	—	—	—	—	7,962	—	—	7,962
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(401)	—	(401)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,559)	(2,559)
Balance at April 30, 2019	77,149,275	$77	31,126,701	$31	3,000	$—	—	$—	$446,355	$(1,497)	$(371,199)	$73,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2020 included herein was derived from the audited financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K, for the year ended January 31, 2020.
The Company's fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.
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
The COVID-19 pandemic has created and may continue to create significant uncertainty, which in the future may adversely impact the Company’s results of operations. The Company expects uncertainties around its key accounting estimates, including principally the allowance for doubtful accounts, to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its unaudited condensed consolidated financial statements.

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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company’s unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and trade and other receivables. For cash, cash equivalents and marketable securities, the Company is exposed to credit risk in the event of default to the extent of the amounts recorded on the condensed consolidated balance sheets. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.
The Company does not require collateral for trade receivables. No customer accounted for 10% or more of total revenues for three months ended April 30, 2020 and 2019. One customer accounted for 10% or more of accounts receivable as of April 30, 2020 and no customer accounted for 10% or more of accounts receivable as of January 31, 2020.

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended January 31, 2020. There have been no material changes to the Company’s significant accounting policies during the three months ended April 30, 2020.

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

2. Revenue

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
Contract Balances and Remaining Performance Obligations
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $2.2 million and $2.1 million as of April 30, 2020 and January 31, 2020, respectively, and are included within trade and other receivables, net, on the unaudited condensed consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of services being provided. The Company recognized revenue of $93.4 million and $76.0 million during the three months ended April 30, 2020 and 2019, respectively, that were included in the deferred revenue balances at the beginning of the respective periods.

The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less, which includes certain professional service contracts.
Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, and amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2020, the Company's remaining performance obligations were $630.6 million, approximately 51% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2020, the Company's remaining performance obligations were $679.0 million, approximately 51% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.
Disaggregation of Revenue by Geographic Region
The following table sets forth revenue by geographic region based on the billing address of the customers' parent for the periods presented (in thousands):

	Three Months Ended April 30,
	2020	2019
North America	$86,925	$71,447
EMEA	16,942	15,283
Other	8,824	6,889
Total	$112,691	$93,619

The United States comprised 73% of the Company's revenue during each of the three months ended April 30, 2020 and 2019. No other country comprised 10% or greater of the Company's revenue during the three months ended April 30, 2020 and 2019.

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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables represents the fair value of assets and liabilities measured at fair value on a recurring basis using the above hierarchy (in thousands):

	April 30, 2020				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$154,531	$—	$—	$154,531	$92,272	$—	$—	$92,272
Commercial paper	—	18,080	—	18,080	—	17,667	—	17,667
U.S. government and agency securities	—	10,000	—	10,000	—	17,978	—	17,978
Total cash equivalents	154,531	28,080	—	182,611	92,272	35,645	—	127,917
Marketable securities:
Corporate notes and bonds	—	4,777	—	4,777	—	5,675	—	5,675
Commercial paper	—	6,750	—	6,750	—	13,712	—	13,712
U.S. government and agency securities	—	51,305	—	51,305	—	97,446	—	97,446
Total marketable securities	—	62,832	—	62,832	—	116,833	—	116,833
Derivative assets	—	1,648	—	1,648	—	683	—	683
Total assets measured at fair value	$154,531	$92,560	$—	$247,091	$92,272	$153,161	$—	$245,433
Liabilities:
Derivative liabilities	$—	$1,353	$—	$1,353	$—	$342	$—	$342
Total liabilities measured at fair value	$—	$1,353	$—	$1,353	$—	$342	$—	$342

4. Cash Equivalents and Marketable Securities

As of April 30, 2020, cash equivalent and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$154,531	$—	$—	$154,531
U.S. government and agency securities	61,284	21	—	61,305
Commercial paper	24,830	—	—	24,830
Corporate notes and bonds	4,773	4	—	4,777
Total	$245,418	$25	$—	$245,443
Included in cash and cash equivalents	$182,611	$—	$—	$182,611
Included in marketable securities	$62,807	$25	$—	$62,832

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2020, cash equivalent and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$92,272	$—	$—	$92,272
U.S. government and agency securities	115,412	13	—	115,425
Commercial paper	31,379	—	—	31,379
Corporate notes and bonds	5,665	9	—	5,674
Total	$244,728	$22	$—	$244,750
Included in cash and cash equivalents	$127,917	$—	$—	$127,917
Included in marketable securities	$116,811	$22	$—	$116,833

Marketable securities as of April 30, 2020 and January 31, 2020 had a stated maturity date of less than one year.

5. Derivative Instruments

Cash Flow Hedges
As of April 30, 2020 and January 31, 2020, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $5.1 million and $5.8 million, respectively. All contracts have maturities not greater than 13 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the three months ended April 30, 2020 and 2019, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges
As of April 30, 2020 and January 31, 2020, the Company had outstanding forward contracts with total notional values of $25.3 million and $23.5 million, respectively. All contracts have maturities not greater than 13 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	April 30, 2020	January 31, 2020
Derivative assets (recorded in prepaid expenses and other current assets):
Foreign currency forward contracts designated as cash flow hedges	$974	$384
Foreign currency forward contracts not designated as hedges	674	299
Derivative liabilities (recorded in accrued expenses and other current liabilities):
Foreign currency forward contracts designated as cash flow hedges	745	76
Foreign currency forward contracts not designated as hedges	608	266

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss (OCI) Locations	Three Months Ended April 30,
		2020	2019

Gains (losses) recognized in OCI (effective portion)	Change in unrealized gain (loss) on cash flow hedges, net of tax	$72	$(143)
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	130	104
Gains (losses) reclassified from OCI into income (effective portion)	General and administrative	164	6
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Interest income and other income (expense), net	(49)	(33)
Of the gains (losses) recognized in OCI for the effective portion of foreign currency forward contracts designated as cash flow hedges as of April 30, 2020, $0.1 million is expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
Derivative Type		2020	2019
Foreign currency forward contracts not designated as hedges	Interest income and other income (expense), net	$666	$(59)

As of April 30, 2020, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets		Net Asset Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$661	$—	$661	$—	$—	$661
Counterparty B	987	—	987	(987)	—	—
Total	$1,648	$—	$1,648	$(987)	$—	$661

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledge
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,353	—	1,353	(987)	—	366
Total	$1,353	$—	$1,353	$(987)	$—	$366

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2020, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets		Net Asset Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$102	$—	$102	$(5)	$—	$97
Counterparty B	581	—	581	(337)	—	244
Total	$683	$—	$683	$(342)	$—	$341

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$5	$—	$5	$(5)	$—	$—
Counterparty B	337	—	337	(337)	—	—
Total	$342	$—	$342	$(342)	$—	$—

6. Business Combinations

On February 19, 2020 the Company acquired Living Lens Enterprise Ltd. (LivingLens), a privately-held company for approximately $26.8 million in cash. LivingLens provides a video feedback platform to humanize feedback and bring the voice of the customer and employee to life.
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

The Company is in the process of settling working capital adjustments for LivingLens, Zingle and Crowdicity, and therefore the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein.

The following table summarizes the purchase consideration, net of cash acquired, and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration, Net of Cash Acquired	Net Liabilities Assumed	Identifiable Intangible Assets	Goodwill
LivingLens	$25,894	$(389)	$5,700	$20,583
Crowdicity	15,865	(2,350)	4,811	13,404
Zingle	42,702	(665)	8,715	34,652
Promoter	1,694	(431)	900	1,225
Cooladata	7,346	(2,784)	4,600	5,530
Strikedeck	10,498	(439)	4,000	6,937

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	LivingLens		Crowdicity		Zingle
Identifiable Intangible Assets	Amount	Useful Life (years)	Amount	Useful Life (years)	Amount	Useful Life (years)
Developed technology	$3,100	5	$2,406	5	$4,915	5
Customer relationships	2,200	5	2,105	5	3,000	5
Trademarks	400	5	300	5	800	5
Total	$5,700		$4,811		$8,715

	Promoter		Cooladata		Strikedeck
Identifiable Intangible Assets	Amount	Useful Life (years)	Amount	Useful Life (years)	Amount	Useful Life (years)
Developed technology	$700	5	$4,600	5	$4,000	5
Trademarks	200	5	—	—	—	—
Total	$900		$4,600		$4,000

The financial results for the above acquisitions are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through April 30, 2020.

The pro forma impact of these acquisitions on unaudited condensed consolidated revenue, income (loss) from operations and net loss was not material.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Goodwill and Intangible Assets, Net
Goodwill represents the excess of the purchase price in a business combination of the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. The changes in the goodwill are as follows (in thousands):

Balance as of January 31, 2019	$16,745
Acquisitions	61,748
Foreign currency exchange	831
Balance as of January 31, 2020	79,324
Acquisition	20,583
Foreign currency exchange	(1,666)
Balance as of April 30, 2020	$98,241

The changes in intangible assets for fiscal 2021 and the net book value of intangible assets as of April 30, 2020, and January 31, 2020, were as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2020	Identifiable Intangible Assets Acquired (1)	April 30, 2020	January 31, 2020	Amortization Expense	April 30, 2020	January 31, 2020	April 30, 2020	Weighted Average Remaining Useful Life (Years)
Developed technology	$18,670	$2,826	$21,496	$(3,473)	$(981)	$(4,454)	$15,197	$17,042	4.3
Customer relationships	5,237	1,983	7,220	(351)	(329)	(680)	4,886	6,540	4.5
Trademarks	1,320	365	1,685	(97)	(79)	(176)	1,223	1,509	4.5
	$25,227	$5,174	$30,401	$(3,921)	$(1,389)	$(5,310)	$21,306	$25,091

The changes in intangible assets for fiscal 2020 and the net book value of intangible assets as of January 31, 2020 and January 31, 2019, were as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2019	Identifiable Intangible Assets Acquired (1)	January 31, 2020	January 31, 2019	Amortization Expense	January 31, 2020	January 31, 2019	January 31, 2020	Weighted Average Remaining Useful Life (Years)
Developed technology	$1,900	$16,770	$18,670	$(1,594)	$(1,879)	$(3,473)	$306	$15,197	4.3
Customer relationships	—	5,237	5,237	—	(351)	(351)	—	4,886	4.5
Trademarks	—	1,320	1,320	—	(97)	(97)	—	1,223	4.5
	$1,900	$23,327	$25,227	$(1,594)	$(2,327)	$(3,921)	$306	$21,306

(1) Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translation.

The total amortization expense for intangible assets was $1.4 million and $0.1 million for the three months ended April 30, 2020 and 2019.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Amortization expense related to the intangible assets is as follows (in thousands):

Year Ending January 31:
Remainder of 2021	$4,388
2022	5,713
2023	5,713
2024	5,713
2025	3,503
Thereafter	61
Total	$25,091

8. Balance Sheet Components

Deferred Commissions

Sales commissions earned by the sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be five years. The Company determined the period of benefit by taking into consideration its customer contracts, technology and other factors. Sales commissions for renewal contracts (which are not considered commensurate with sales commissions for new revenue contracts) are deferred and amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses in the unaudited condensed consolidated statements of operations.
Commissions earned and capitalized during the three months ended April 30, 2020 and 2019 were $4.2 million and $6.7 million, respectively. Amortization expense for deferred commissions during the three months ended April 30, 2020 and 2019 were $6.4 million, and $4.2 million, respectively.

Property and Equipment, Net
The table below summarizes property and equipment which consists of the following (in thousands):

	April 30, 2020	January 31, 2020
Computer equipment and software	$60,052	$56,758
Furniture, fixtures and equipment	1,066	1,028
Leasehold improvements	6,570	6,941
Equipment acquired under capital leases	11,543	11,687
Construction-in-progress	5,216	3,113
Total property and equipment, gross	84,447	79,527
Less accumulated depreciation and amortization	(48,173)	(44,648)
Property and equipment, net	$36,274	$34,879

Depreciation and amortization expense during the three months ended April 30, 2020 and 2019 totaled $4.0 million and $3.1 million, respectively, which includes depreciation of assets recorded under capital leases of $1.0 million and $0.6 million for the three months ended April 30, 2020 and 2019, respectively.
Property and equipment located outside the U.S. was $14.9 million and $13.4 million as of April 30, 2020 and January 31, 2020, respectively.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Accrued Expenses and Other Current Liabilities
The table below summarizes accrued expenses and other current liabilities which consists of the following (in thousands):

	April 30, 2020	January 31, 2020
Capital leases, current	$4,341	$4,316
Income tax liability	2,168	3,932
Indemnity holdback related to acquisitions	2,300	1,573
Other	10,747	10,447
Accrued expenses and other current liabilities	$19,556	$20,268

Accrued Compensation

The table below summarizes accrued compensation which consists of the following (in thousands):

	April 30, 2020	January 31, 2020
Accrued salaries and bonuses	$3,003	$8,312
Accrued commissions	2,709	11,280
Accrued vacation	3,766	3,906
Employee stock purchase plan	2,140	8,693
Payroll taxes	6,606	4,969
Accrued compensation	$18,224	$37,160

9. Commitments and Contingencies
Revolving Line of Credit
As of April 30, 2020 and January 31, 2020, the Company maintained a revolving line of credit that matures in September 2020 and provides for aggregate borrowings of up to $50.0 million. Prior to the maturity date, the Company has the option to borrow an aggregate amount not to exceed $15.0 million and convert the borrowing to a term loan (Term-Out Loan), provided that no prior event of default has occurred. The existing aggregate borrowing amount on the revolving line of credit is reduced by the amount of the Term-Out Loan. Principal payments on the Term-Out Loan are repaid in consecutive monthly installments. The maturity date is the earlier of (i) 48 months after such Term-Out Loan was made and (ii) September 2023. The applicable interest rate for borrowings under the revolving line of credit and the Term-Out Loan are determined as follows: for borrowings less than $5.0 million, the interest rate is based on the Wall Street Journal's Prime Rate plus a 0.5% margin. For borrowings greater than or equal to $5.0 million, but less than $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate. For borrowings greater or equal to $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate minus a 0.5% applicable margin.
Standby letters of credit related to the Company's office lease facilities of $4.4 million and $3.5 million were outstanding as of April 30, 2020 and January 31, 2020, respectively, and such amounts reduce aggregate borrowings available under the revolving line of credit. As of January 31, 2020, $46.5 million was available for borrowing under the revolving line of credit. During the three months ended April 30, 2020, the Company drew down $43.0 million from its revolving line of credit as a precautionary measure to provide liquidity in light of the global economic uncertainty caused by the COVID-19 pandemic and the remaining balance of $2.6 million was available for borrowing under the revolving line of credit.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2020, the Company was in compliance with the financial covenants contained in the revolving line of credit. The revolving line of credit requires the Company to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the credit agreement.
Operating Leases
The Company leases certain office and data center facilities under operating leases that expire in fiscal 2020 to 2028. Certain of our leases include options to renew with terms of up to five years. In February, 2020, the Company executed a lease agreement to expand its San Francisco headquarters and entered into a new lease agreement in San Mateo. The new San Francisco lease agreement includes an expansion of the lease space and an extension of the lease term of its existing lease space and spans to September 2028 for a total commitment of approximately $11.8 million. The new San Mateo office lease spans to September 2025 for a total gross commitment of approximately $13.8 million.
Rent expense during the three months ended April 30, 2020 and 2019 was $5.0 million and $3.4 million, respectively.
Future minimum lease payments by fiscal year for our operating leases are as follows (in thousands):

April 30, 2020
Operating Leases
Remainder of 2021	$9,373
2022	14,729
2023	11,702
2024	10,517
2025	9,479
Thereafter	19,937
Total minimum payments	$75,737

1

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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

10. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company recorded income tax benefit of $0.1 million and an expense of $0.7 million for the three months ended April 30, 2020 and 2019, respectively.

The income tax benefit for the three months ended April 30, 2020 was primarily attributable to a $0.7 million of excess tax benefits from stock based compensation deductions in the United Kingdom, partially offset by state taxes, foreign income and foreign withholding taxes. The income tax expense for the three months ended April 30, 2019 was primarily attributable to state taxes, foreign income and foreign withholding taxes.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The Company is currently evaluating the impact of CARES, but does not expect CARES to have a significant impact on its income tax provision.

11. Equity Incentive Plans

Equity Incentive Plans

The Plan activity is as follows:

Three Months Ended April 30, 2020
Opening balance	23,050,732
Shares authorized (1)	6,617,320
Options and RSUs granted	(2,828,278)
Cancelled shares	568,255
Ending balance	27,408,029

(1) Reflects an automatic increase to the number of shares of Common Stock reserved for issuance pursuant to future awards under the 2019 Plan, which annual increase is provided for in the 2019 Plan.

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Cost of subscription revenue	$909	$287
Cost of professional services revenue	2,684	557
Research and development expense	11,473	1,583
Sales and marketing expense	9,335	1,493
General and administrative expense	7,403	4,042
Total stock-based compensation	$31,804	$7,962

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Option Activity
The following table summarizes the stock option activity:

	Options Outstanding
	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2020	41,935,173	$5.47	7.29	$954,124
Options granted	—	—
Options exercised	(5,184,632)	3.65		92,667
Options cancelled or expired	(296,847)	6.36
Balance as of April 30, 2020	36,453,694	$5.72	7.31	$574,497
Exercisable as of April 30, 2020	23,125,246	$5.25	6.79	$375,356

The weighted-average grant-date fair value of options granted during the three months ended April 30, 2020 and 2019 was $nil and $5.38 per share, respectively. The grant date fair value of stock options vested during the three months ended April 30, 2020 and 2019 was $7.6 million and $5.9 million, respectively.

As of April 30, 2020, total unrecognized compensation expense related to stock options was $37.6 million and will be recognized over a weighted-average remaining recognition period of 2.3 years.

Restricted Stock Units Activity
The following table summarizes restricted stock unit activities:

	Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 31, 2020	9,019,681	$16.07	826,333	$13.95
Stock units granted	2,478,333	22.48	349,945	22.30
Stock units vested	(1,671,652)	12.62	—	—
Stock units cancelled and expired	(204,208)	22.41	(67,200)	13.41
Balance as of April 30, 2020	9,622,154	$18.19	1,109,078	$16.62

As of April 30, 2020, total unrecognized compensation expense related to the RSUs was $134.4 million and will be recognized over a weighted-average remaining period of 2.5 years. Certain RSUs, in addition to the satisfaction of the service-based performance vesting conditions, also require the fulfillment of performance vesting conditions which include subscription revenue growth targets and a combination of subscription revenue growth and operating margin targets.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Employee Stock Purchase Plan

The fair value of each Employee Stock Purchase Plan (ESPP) share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

April 30, 2020
Risk-free interest rate	0.3%
Expected volatility	45%
Expected term (in years)	0.5
Expected dividend rate	—

The fair value of stock purchase rights granted under the ESPP during the six-month period from March 15, 2020 was $5.48 per share. As of April 30, 2020, the Company had $2.1 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.4 years.

12. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2020	2019
Net loss attributable to common stockholders	$(32,529)	$(2,559)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	135,993	30,430
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.08)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Convertible preferred stock	—	75,891
Stock options	36,454	50,977
Restricted stock units	10,731	8,524
ESPP	513	—
Unvested early exercises subject to repurchase	—	85
Convertible preferred stock warrant	—	56
Common stock warrant	—	75
Total	47,698	135,608

13. Subsequent Event
On May 1, 2020, the Company acquired Voci Technologies, a privately-held company, for approximately $59.0 million in cash. Voci Technologies is a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. Our fiscal year ends January 31.

Overview

Medallia, Inc. was founded in 2001 to help the world’s largest companies understand and improve customer experiences at scale. In doing so, we created a new category of enterprise software, experience management.

Our SaaS (software as a service) platform, the Medallia Experience Cloud, is built on modern technology and open architecture, utilizing AI (artificial intelligence) and machine learning to analyze massive amounts of data. We capture experience data from the expanding signal fields emitted by customers and employees on their daily journeys so that our customers can understand and manage omni-channel experiences. We utilize our proprietary in-memory analytics, dynamic organizational hierarchy management, and AI technology to analyze the structured and unstructured data at great scale with enterprise grade security and privacy deriving themes and predictive insights that drive action in live time. Using our technology, enterprises reduce churn, turn detractors into promoters and buyers, and create in-the-moment cross-sell and up-sell opportunities, providing higher returns on investment.

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

In December 2019, a novel strain of Coronavirus disease (COVID-19) was reported and in January 2020, the World Health Organization (WHO) declared the outbreak a “Public Health Emergency of International Concern.” In February 2020, the WHO raised the COVID-19 threat level from high to very high at a global level and in March 2020, the WHO characterized the COVID-19 as a pandemic. As of the filing date, the extent to which the COVID-19 pandemic may impact our future financial condition or results of operations remains uncertain. While our subscription revenue is relatively predictable, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. For example, in April 2020, we experienced unfavorable impacts to our new subscription bookings. Also, we may experience curtailed customer demand for our platform, reduced customer spending or contract duration or lengthened payment terms that could materially adversely impact our business, results of operations and overall financial performance in future periods.

The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers and our sales cycles; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees; how quickly and to what extent normal economic and operating activities can resume; and effect on our partners and vendors, all of which are uncertain and difficult to predict. In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters), mandated our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events, including our Medallia Experience 2020 conference, to virtual-only, and we may similarly alter, postpone or cancel events in the future. These changes remain in effect in the second quarter of fiscal 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Customers

We measure and track the number of customers, and we believe the number of customers is useful information to investors, because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. As of April 30, 2020 and 2019, we had 782 and 565 customers, respectively. If we count as a single customer, all subsidiaries and divisions of a single parent, then as of April 30, 2020 and 2019, we had 528 and 370 customers, respectively.

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
Subscription Billings

We use subscription billings to measure and monitor our ability to sell subscriptions to our platform to both new and existing customers and our ability to provide our business with the working capital generated by upfront payments from our customers. Subscription billings on a trailing 12-month basis also helps investors better understand our subscription sales activity for a particular period, which is not necessarily reflected in our subscription revenue given that we recognize subscription revenue ratably over the subscription term.

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

The following table sets forth our subscription billings and growth rate, and provides a reconciliation of subscription revenue to subscription billings, for the periods presented:

	Trailing Twelve Months Ended April 30,
	2020	2019
	(in thousands, except percentages)
Subscription revenue	$329,448	$262,926
Increase in subscription deferred revenue	36,632	33,959
Decrease in contract assets (unbilled revenue)	1,373	2,356
Subscription billings	$367,453	$299,241
Subscription billings growth rate	23%	30%

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

Dollar-based Net Revenue Retention

We use a dollar-based net revenue retention rate to measure our ability to retain and expand business generated from our existing customers. Our dollar-based net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, calculated on a trailing twelve-month basis. We focus on a dollar-based net revenue retention rate metric, and we believe it is useful information to investors, because it captures the full impact on revenue of customers expanding, decreasing or ending their subscriptions. Our dollar-based net revenue retention rate as of April 30, 2020 and 2019 was 117% and 119%, respectively, on a trailing twelve-month basis.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of software, hardware and hosting costs, personnel-related expenses including stock-based compensation expense, travel expense and allocated overhead costs for our subscription operations, third-party costs and security and customer support departments including outside services.

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

Gross Profit and Gross Margin

Gross profit is total revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may vary from period to period as our mix or cost of revenue fluctuates. Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, which is close to break even. In addition, we may experience changes in our professional services gross margin due to the timing of delivery of implementation and other services. We expect our gross margin may vary from period to period and increase modestly in the long term.

Operating Expenses

Research and Development

Research and development expenses primarily consists of personnel-related expenses including stock-based compensation expense, travel expense and allocated overhead costs, facility costs, software and hardware costs and depreciation. Our research and development efforts focus on maintaining and enhancing functionality of existing services and adding new products and features. We believe that continued investment in our platform is important for our growth. Although we expect our research and development expenses will increase in absolute dollars in future periods and may vary from period to period as a percentage of revenue in the near term, we expect that research and development expenses will decline as a percentage of revenue in the long term.

Sales and Marketing

Sales and marketing expenses primarily consists of personnel-related expenses including stock-based compensation expense, travel expense and allocated overhead expenses and marketing and promotional activities expenses including our annual Experience conference, advertising, facility and training costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We intend to continue to invest in sales and marketing to help drive the growth of our business. During the short term we expect to see a decline in travel expenses as well as marketing and promotional costs due to the COVID-19 pandemic as we focus our marketing and sales events on virtual platforms. However, in the long term we expect our sales and marketing expenses will increase in absolute dollars and we expect sales and marketing expenses will decline as a percentage of revenue.

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

Provision For Income Taxes

Provision for income taxes consists of U.S. federal and state income taxes and income taxes on foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance on our federal and state deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, See Note 10: Income Taxes, included in this Quarterly Report on Form 10-Q, in our notes to the unaudited condensed consolidated financial statements.

The following table sets forth our unaudited consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Revenue:
Subscription	$88,992	$71,712
Professional services	23,699	21,907
Total revenue	112,691	93,619
Cost of revenue:
Subscription (1)	17,344	13,461
Professional services (1)	22,219	19,134
Total cost of revenue	39,563	32,595
Gross profit	73,128	61,024
Operating expenses:
Research and development (1)	32,379	19,616
Sales and marketing (1)	52,015	33,615
General and administrative (1)	21,498	9,838
Total operating expenses	105,892	63,069
Loss from operations	(32,764)	(2,045)
Interest income and other income (expense), net	175	142
Loss before provision for income taxes	(32,589)	(1,903)
(Benefit from) provision for income taxes	(60)	656
Net loss	$(32,529)	$(2,559)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Cost of subscription revenue	$909	$287
Cost of professional services revenue	2,684	557
Research and development expense	11,473	1,583
Sales and marketing expense	9,335	1,493
General and administrative expense	7,403	4,042
Total stock-based compensation	$31,804	$7,962

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	79%	77%
Professional services	21%	23%
Total revenue	100%	100%
Cost of revenue:
Subscription	15%	14%
Professional services	20%	20%
Total cost of revenue	35%	35%
Gross profit	65%	65%
Operating expenses:
Research and development	29%	21%
Sales and marketing	46%	36%
General and administrative	19%	11%
Total operating expenses	94%	67%
Loss from operations	(29)%	(2)%
Interest income and other income (expense), net	—%	—%
Loss before provision for income taxes	(29)%	(2)%
Benefit from (provision for) income taxes	—%	1%
Net loss	(29)%	(3)%

Three Months Ended April 30, 2020 and 2019

Revenue

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Subscription	$88,992	$71,712	$17,280	24%
Professional services	23,699	21,907	1,792	8%
Total revenue	$112,691	$93,619	$19,072	20%

Total revenue was $112.7 million for the three months ended April 30, 2020, compared to $93.6 million for the three months ended April 30, 2019, which is an increase of $19.1 million, or 20%.

Subscription revenue accounted for 79% and 77% of our revenue for the three months ended April 30, 2020 and 2019, respectively. Subscription revenue increased by $17.3 million, or 24%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The increase was primarily due to expansions and cross-sell with existing customers, as reflected in our dollar-based net revenue retention rate of 117% for three months ended April 30, 2020. The increase was also driven by revenue from new customers, as the number of customers increased to 782 at the end of April 30, 2020, from 565 at the end of April 30, 2019, representing a 38% increase.

Professional services revenue increased by $1.8 million, or 8%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The increase was driven by higher managed and implementation services.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$17,344	$13,461	$3,883	29%
Professional services	22,219	19,134	3,085	16%
Total cost of revenue	$39,563	$32,595	$6,968	21%
Gross profit	$73,128	$61,024	$12,104	20%
Gross margin:
Subscription	81%	81%
Professional services	6%	13%
Total gross margin	65%	65%

Total cost of revenue was $39.6 million for the three months ended April 30, 2020, compared to $32.6 million for the three months ended April 30, 2019, an increase of $7.0 million, or 21%.

Cost of subscription revenue increased by $3.9 million, or 29%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to an increase of $2.7 million in hosting, software and hardware related to infrastructure necessary to meet our customer demand and higher personnel-related expenses of $1.0 million, including stock-based compensation expense.

Cost of professional services revenue increased by $3.1 million, or 16%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to an increase of $3.5 million in personnel-related expenses, including stock-based compensation expense, partially offset by a decrease of $0.3 million in outside services.

Gross profit increased proportionate to the increase in revenue for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. Gross margin did not materially change during those periods.

Research and Development

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development	$32,379	$19,616	$12,763	65%
Percentage of revenue	29%	21%

Research and development expenses increased by $12.8 million, or 65% for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. Personnel-related expenses increased by $11.8 million during the three months ended April 30, 2020, primarily due to increases in stock-based compensation expense of $10.7 million and an increase of $0.6 million in outside services.

Sales and Marketing

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$52,015	$33,615	$18,400	55%
Percentage of revenue	46%	36%

Sales and marketing expenses increased by $18.4 million, or 55%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to higher personnel-related expenses of $16.9 million as we expanded our quota bearing sales force along with non-quota bearing positions and $2.2 million in software and outside services, partially offset by a decrease in marketing and promotional expenses of $1.2 million primarily due to the COVID-19 pandemic.

General and Administrative

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$21,498	$9,838	$11,660	119%
Percentage of revenue	19%	11%

General and administrative expenses increased by $11.7 million, or 119%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due higher stock-based compensation expense, an overall increase in expenses associated with being a public company, and higher allowance for bad debt. In addition during the three months ended April 30, 2019 we incurred a $4.0 million restructuring benefit.

Interest Income and Other Income (Expense), Provision for Income Taxes

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Interest income	$873	$580	$293	51%
Other income (expense)	(698)	(438)	(260)	59%
Interest income and other income (expense), net	$175	$142	$33	23%

Provision for income taxes	$(60)	$656	$(716)	nm

nm: percentage change is not meaningful for presentation purpose

Interest income increased during the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to higher cash and cash equivalents and marketable securities balances from proceeds of our IPO .

Other income (expense) decreased during the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to an increase in interest expense from capital leases and foreign exchange losses.

Income tax expense decreased by $0.7 million during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, primarily due to tax benefits from stock option deductions in the United Kingdom.

Liquidity and Capital Resources
As of April 30, 2020, we had cash, cash equivalents and marketable securities of $407.5 million. On May 1, 2020, we used approximately $59.0 million to acquire Voci Technologies, a privately-held company, that delivers a rich single view of the customer that can power an exceptional customer experience. We experience seasonality related to our operating cash flows. Our quarterly operating cash flows are generally positive in the first and fourth quarters and are generally negative in the second and third quarters. The seasonality is primarily attributable to higher billings in the fourth quarter of each year. We primarily bill in advance annually for our multi-year contracts, resulting in higher cash collections of accounts receivable in the first and fourth quarters of each year. This seasonality has not impacted, nor do we expect it to impact in the future, our ability to fund our near-term working capital, capital lease payment or capital expenditure requirements. While we may experience delays in collections which we attribute to the COVID-19 pandemic, we believe that our existing cash, cash equivalents and marketable securities and trade and other receivables will be sufficient to support working capital, capital lease payments and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

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
As of April 30, 2020, of the $50.0 million SVB Credit Facility, we drew down $43.0 million as a precautionary measure to provide liquidity in light of the global economic uncertainty caused by the COVID-19 pandemic and used $4.4 million to secure standby letters of credit related to our office lease facilities and the remaining balance of $2.6 million was available for borrowing under the revolving line of credit. The standby letters of credit typically cover a one-year period, bear a commitment fee of approximately 1% of the amount and auto-renew at the end of the stated period.
As of April 30, 2020, we were in compliance with the financial covenants contained in the SVB Credit Facility. The SVB Credit Facility requires us to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the agreement.

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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$23,113	$18,242
Net cash provided by (used in) investing activities	23,692	(70,067)
Net cash provided by financing activities	71,406	71,447
Effect of currency translation on cash and cash equivalents	(380)	(42)
Net increase in cash and cash equivalents	$117,831	$19,580

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
Cash provided by operating activities for the three months ended April 30, 2020 of $23.1 million primarily related to our net loss of $32.5 million, adjusted for non-cash charges of $44.2 million and net cash inflows of $11.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and amortization of our deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $81.7 million decrease in accounts receivable, partially offset by $39.2 million decrease in deferred revenue and $20.0 million decrease in accounts payable, accrued expenses and non current liabilities, $6.7 million increase in prepaid expense and other assets, and $4.3 million increase in deferred commissions.
Cash provided by operating activities for the three months ended April 30, 2019 of $18.2 million primarily related to our net loss of $2.6 million, adjusted for net cash inflows of $18.8 million provided by changes in our operating assets and liabilities and non-cash charges of $2.0 million. The primary drivers of the changes in our operating assets and liabilities relate to a decrease in accounts receivable of $55.3 million, partially offset by a decrease in deferred revenue of $25.1 million, an increase in deferred commissions of $6.7 million and a decrease in accounts payable and accrued expenses of $3.5 million. During the three months ended April 30, 2019, we paid one-time fees of $9.8 million related to the termination of our former corporate headquarters lease in San Mateo, California.
Investing Activities
Cash provided by investing activities for the three months ended April 30, 2020 of $23.7 million was due to the maturities of marketable securities of $54.3 million, partially offset by the acquisitions, net of cash acquired of LivingLens for $25.2 million, and the purchases of property, equipment and other of $5.4 million.

Cash used in investing activities for the three months ended April 30, 2019 of $70.1 million was the result of purchases net of sales of our marketable securities net of $68.2 million and purchases of property and equipment of $1.9 million.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2020 of $71.4 million consisted of $43.0 million in proceeds from drawing down our revolving line of credit, $19.2 million in proceeds from the exercise of stock options and $10.3 million proceeds from the Employee Stock Purchase Plan, partially offset by repayments on capital lease obligations of $1.0 million.
Cash provided by financing activities for the three months ended April 30, 2019 of $71.4 million consisted of net proceeds of $69.8 million from our Series F convertible preferred stock financing, $5.3 million in proceeds from the exercise of stock options, partially offset by $3.1 million related to the payment of deferred offering costs in connection with this offering and repayments on capital lease obligations of $0.6 million
Contractual Obligations
As of April 30, 2020, there have been no material changes to our significant non-cancellable contractual obligations from those disclosed in Item 7 of our Form 10-K for the year ended January 31, 2020 except as noted herein. In February, 2020, the Company executed a lease agreement to expand its San Francisco headquarters and entered into a new lease agreement in San Mateo which will replace its existing lease agreement which was cancelled in the fourth quarter of fiscal year 2020. The new San Francisco lease agreement includes an expansion of the lease space and an extension of the lease term of its existing lease space and spans to September 2028 for a total commitment of approximately $11.8 million. The new San Mateo office lease spans to September 2025 for a total gross commitment of approximately $13.8 million. The contractual operating lease obligations are shown below (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$75,737	$9,373	$26,431	$19,996	$19,937

(1) Represents our obligations to make payments under the lease agreements for our office and data center facilities .

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except for the letters of credit described in "Note 9: Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies
We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. Preparing our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as related disclosures. Because these estimates and judgments may change from period to period, actual results could differ materially, which may negatively affect our financial condition or results of operations. We base our estimates and judgments on historical experience and various other assumptions that we consider reasonable, and we evaluate these estimates and judgments on an ongoing basis. There have been no material changes to these policies and estimates for the three months ended April 30, 2020 from those disclosed in Item 7 of our Form 10-K for the year ended January 31, 2020

Recent Accounting Pronouncements
See "Note 1- Description of Business and Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. As of April 30, 2020 we had cash, cash equivalents and marketable securities of $407.5 million. Changes in interest rates affect the interest earned on our cash, cash equivalents and investments and the fair value of the investments. A hypothetical 10% change in overall interest rate would not result in a material impact on our unaudited condensed consolidated results of operations.
As of April 30, 2020, we had a $50.0 million revolving line of credit with SVB which bears interest at a floating per annum rate equal to the Wall Street Journal's Prime Rate plus or minus a margin. During the three months ended April 30, 2020, we drew down $43.0 million from this line of credit.
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
In addition, we initiated a balance sheet hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See "Note 5-Derivative Instruments" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our hedging program.
We operate in Argentina and the inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina's reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina's reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the year ended January 31, 2019. The change to highly inflationary accounting did not have a material impact on our unaudited condensed consolidated financial statements for the three months ended April 30, 2020.
A hypothetical 10% change in foreign currency exchange rates would not result in a material impact on our consolidated results of operations.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2020, the last day of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes thereto, before making a decision to invest in our common stock. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty,and measures taken in response to the pandemic could continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

The COVID-19 pandemic has disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the actions of governments, businesses and other organizations in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. A recession or other sustained adverse market events resulting from the spread of COVID-19 could adversely affect our business and the value of our common stock.

Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic such as hospitality, transportation, retail, manufacturing and insurance, may reduce or delay their spending on customer experience, which would adversely impact our business. We may also experience curtailed customer demand for our platform, reduced customer spending or contract duration, delayed collections, lengthened payment terms and increased competition due to changes in terms and conditions and pricing of our competitors’ products and services that could adversely affect our business, results of operations and overall financial performance in future periods.

In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters), encouraged our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events, including our Medallia Experience 2020 conference, to virtual-only, and we may similarly alter, postpone or cancel events in the future. If the COVID-19 pandemic worsens, especially in regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues and potential delays in the hiring and onboarding of new employees. Further, we may experience increased cyberattacks and security challenges as our employee base works remotely.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including: the duration and spread of the outbreak; government responses to the pandemic; how quickly and to what extent normal economic and operating activities can resume; impact on our customers and our sales cycles; impact on our customer, industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. While our subscription revenue is relatively predictable, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Risks Related to Our Business

We have incurred significant net losses in recent years, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in recent periods, including net losses of approximately $32.5 million and $2.6 million for the three months ended April 30, 2020 and 2019, respectively, and $112.3 million and $82.2 million for the fiscal years ended January 31, 2020 and 2019, respectively. We had an accumulated deficit of approximately $513.5 million as of April 30, 2020. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. We have expended and expect to continue to expend substantial financial and other resources on:

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

The recent COVID-19 pandemic has created significant additional uncertainty in the global economy.The COVID-19 pandemic and health measures taken by governments and private industry in response to theCOVID-19 pandemic, including stay-at-home orders and travel restrictions, have had a significant effect on the economy. Continued uncertainty about the pandemic, associated economic consequences and potential relief measures may have a long-term adverse effect on the economy, our customers, the demand for our platform and our business.

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 80 countries and have established subsidiaries in Argentina, Australia, Brazil, Canada, the Czech Republic, France, Germany, India, Israel, Japan, Mexico, the Netherlands, Norway, Singapore, the United Kingdom, and the United States. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions and amount of data that our platform and our associated hosting infrastructure support. For example, our number of customers has grown to 782 as of April 30, 2020 from 565 as of April 30, 2019, an increase of 38%. Using the methodology of counting as a single customer all subsidiaries and divisions of a single parent, we had 528 as of April 30, 2020 from 370 as of April 30, 2019 parent enterprise customers, an increase of 43%.

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

The expansion of the experience management market depends on a number of factors, including awareness of the experience management category generally, ease of adoption and use, cost, features, performance and overall platform experience, data security and privacy, interoperability and accessibility across devices, systems and platforms and perceived value. If experience management solutions do not continue to achieve market acceptance, or there is a reduction in demand for experience management solutions for any reason, including a lack of category or use case awareness, technological challenges, weakening economic conditions, including as a result of the recent COVID-19 pandemic, data security or privacy concerns, competing technologies and products or decreases in information technology spending, our business, results of operations and financial condition would be adversely affected. Some of our customers and potential customers are in industries most impacted by the COVID-19 pandemic, such as hospitality, transportation, retail and insurance, which could adversely affect our business.

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

Our customer renewal rates, as well as the rate at which our customers expand their use of our platform, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our platform, defects or performance issues, our customer and product support, our prices, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including weakened economic conditions as a result of the recent COVID-19 pandemic, the entrance of new or competing technologies and the pricing of such competitive offerings or reductions in the enterprises’ spending levels for any reason. If our customers do not renew their subscriptions, renew on less favorable terms or reduce the scope of their subscriptions, our revenue may decline and we may not realize improved results of operations from our customer base, and as a result, our business and financial condition could be adversely affected.

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

Our competitors vary in size and in the breadth and scope of the products and services they offer. While we do not believe that any of our competitors currently offer a full suite of experience management solutions that competes across the breadth of our platform, certain features of our platform compete in particular segments of the overall experience management category. For example, we compete with a number of SaaS providers of survey tools, including Qualtrics (acquired by SAP) and SurveyMonkey, many of which offer significantly lower prices for their products or services. We also compete with contact center technology companies, such as CloudCherry

(acquired by Cisco), Nice Ltd. and Verint Systems Inc., which may have longer operating histories, have invested heavily in experience management and may aggressively expand their products and services in the near future. Additionally, we face competition from full-service consulting firms such as Maritz CX and Towers Watson, which bundle additional market research services with competing products and services. Further, other established SaaS providers and other technology companies not currently focused on experience management may expand their services to compete with us.

Many of our current and potential competitors benefit from competitive advantages over us, including:

•greater name and brand recognition;
•longer operating histories;
•deeper product development expertise;
•greater market penetration;
•larger and more established customer bases and relationships;
•larger sales forces and more established networks;
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

Our future success, in part, will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. For example, during the fiscal year ending January 31, 2020, we completed a total of five acquisitions that we believe can enhance our platform, including Zingle, which offers a multi-channel mobile messaging and customer engagement solution, and so far in the fiscal year ending January 31, 2021 we completed acquisitions of LivingLens, a video feedback platform provider, and Voci Technologies, a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions if we are unable to successfully develop, acquire or integrate new products, features and functionality or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, our business, results of operations and financial condition could be adversely affected.

In addition, because our platform is designed to operate on a variety of networks, applications, systems and devices, we will need to continually modify and enhance our platform to keep pace with technological advancements in such networks, applications, systems and devices. If we are unable to respond in a timely, user-

friendly and cost-effective manner to these rapid technological developments, our platform may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition may be adversely affected.

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

In the three months ended April 30, 2020 and 2019 and the years ended January 31, 2020 and 2019, our top 10 customers accounted for 25%, 25%, 25% and 25% of our revenue, respectively. The majority of our customer base consists of large and mid-sized enterprises, many of which have high subscription amounts to our platform. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. Additionally, some of our customers and potential customers are in industries most impacted by the COVID-19 pandemic, such as hospitality, transportation, and retail. Accordingly, the loss of any one of our large customers, including because of the COVID-19 pandemic, could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or use our platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.

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

In addition, computer malware, viruses and computer hacking, fraudulent use, social engineering (predominantly spear phishing attacks) and general hacking have become more prevalent, and such incidents or incident attempts have occurred on our platform in the past and may occur on our platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new customers. A substantial portion of our business is with large enterprises, which often have heightened sensitivity to data security and privacy issues, and any actual or perceived security breach or other incident may have an especially large impact on the attractiveness of our platform to our customer base. Further, we may experience increased cyberattacks and security challenges as our employee base works remotely due to the COVID-19 pandemic.

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

Our revenue growth rate has fluctuated in prior periods. We have previously experienced periods of revenue growth rate decline and our revenue growth rate may decline again in future periods as the size of our customer base increases and as we achieve higher market penetration rates. In particular, we expect the growth rate of our subscription revenue to fluctuate from period to period, and in the near-term subscription revenue growth rates may be lower compared to comparable periods in the prior fiscal year. Many factors may also contribute to declines in our revenue growth rate, including slowing demand for our platform, increasing competition, a decrease in the growth of our overall market, weakened global economic conditions, including as a result of the recent COVID-19 pandemic, our failure to continue to capitalize on growth opportunities and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new solutions or material enhancements to our current solutions, or if we do not use those investments efficiently, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our platform. For the three months ended April 30, 2020 and 2019 and the years ended January 31, 2020 and 2019, our research and development expenses were 29%, 21%, 24% and 28% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.

We may fail to accurately predict the optimal pricing strategies necessary to attract new customers, retain existing customers and respond to changing market conditions.

We have in the past, and may in the future, need to change our pricing model from time to time. As the market for our platform matures, or as competitors introduce new solutions that compete with ours, we may be unable to attract new customers at the same prices or based on the same pricing models that we have used historically. While we do and will attempt to set prices based on our prior experiences and customer feedback, our assessments may not be accurate, and we could be underpricing or overpricing our platform and professional services. In addition, if the offerings on our platform or our professional services change, then we may need to revise our pricing strategies. Any such changes to our pricing strategies or our ability to efficiently price our offerings could adversely affect our business, results of operations and financial condition. In addition, as we expand internationally, we also must determine the appropriate pricing strategy to enable us to compete effectively internationally. Pricing pressures and decisions could result in reduced sales, reduced margins, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could negatively impact our overall business, results of operations and financial condition. Moreover, larger organizations may demand substantial price concessions. As a result, we may be required to price below our targets in the future, which could adversely affect our revenue, gross margin, profitability, cash flows and financial condition.

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

We have limited experience selling to mid-sized enterprises and only began hiring sales and marketing personnel with a mid-sized enterprise focus in 2018. Adapting our platform and marketing efforts to target the mid-sized enterprise market will require the diversion of significant resources that could otherwise be deployed to grow the business. If the costs of these sales and marketing efforts and investments do not result in corresponding increases in revenue, our business, results of operations, and financial condition may be adversely affected. Small and mid-sized enterprises may have been disproportionately affected by the COVID-19 pandemic and the related measures taken to protect the public health such as stay-at-home orders. Many of these enterprises may be experiencing financial difficulties and may not be in a position to purchase our platform, which may adversely affect our revenue, business, results of operations and financial condition.

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

We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms of one to three years. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions including any declines attributable to the COVID-19 pandemic, in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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
•public health crises and related measures to protect the public health (such as the recent COVID-19 pandemic);
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

Our success and ability to compete depend in part upon our ability to secure, protect, maintain, assert and enforce our intellectual property. As of April 30, 2020, we had 12 issued patents and 20 pending non-provisional or provisional patent applications filed. We rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate, and our intellectual property may still be challenged or invalidated. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Effective trademark, copyright, patent and trade secret protection may not even be available in every country in which we conduct business. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office (USPTO), and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In the event that any of the foregoing occur, this could adversely affect our business, results of operations and financial condition.

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

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our platform or otherwise offer growth opportunities. We made many acquisitions during fiscal year 2020, including Zingle Inc., a multi-channel mobile messaging and customer engagement solution, and so far in fiscal year 2021 we completed acquisitions of LivingLens, a video feedback platform provider, and Voci Technologies, a real-time speech to text platform. We may also enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

•increased exposure to public health issues, such as the recent COVID-19 pandemic;
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
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of our unaudited condensed consolidated financial statements;
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

Further, risks associated with operating in Israel may adversely affect our business. We have operations in Israel through our wholly-owned subsidiary, Medallia Digital Ltd. and Cooladata Ltd. As of April 30, 2020, we had a total of 73 employees located in Israel, of which 64 were engaged in research and development and SaaS operations activities. Given our employee headcount in Israel, our business, results of operations and financial condition could be adversely affected by political, economic and military instability in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. Any hostilities involving Israel or a full or partial mobilization of the reserve forces of the Israeli armed forces could adversely affect our operations in Israel. In addition, some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Increased military activity could also result in a reduction of qualified prospective employees available to grow our business or to replace employees on active military duty. As a result, our business could be disrupted by the absence of our employees for a significant period of time as a result of military service. Additionally, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial conditions in Israel could adversely affect our operations. In the past, the State of Israel and Israeli companies have been subjected to an economic boycott and several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies could also have an adverse impact on our business and results of operations.

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

As of January 31, 2020, we had federal and state net operating loss (NOL) carryforwards, of approximately $450.3 million and $195.4 million, respectively, due to prior period losses, portions of which will begin to expire in 2031 for federal NOL and 2021 for state NOL. As of January 31, 2020, we had federal and state research and development (R&D) tax credit carryforwards, of approximately $10.9 million and $10.5 million, respectively. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and other tax attributes including R&D tax credits to offset future taxable income. Similar rules apply under state tax laws. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code (or applicable state tax laws). Furthermore, our ability to utilize NOLs and other tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and R&D tax credits, or other unforeseen reasons, our existing NOLs and R&D tax credits could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and R&D tax credits, whether or not we attain profitability.

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

As of April 30, 2020, we owed approximately $43.0 million of principal plus accrued interest under the SVB Credit Facility. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.

Our results of operations may vary based on the impact of changes in our industry or the economy more generally on us or our customers. Our business and results of operations depend on demand for information technology generally and for experience management solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the U.S. or internationally, including as a result of changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes or conflict, and public health crises, such as the COVID-19 pandemic, and related public health measures, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for experience management solutions or to perceive spending on such systems as discretionary, demand for our platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.

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

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of April 30, 2020, we had a total of 249 employees located in Argentina, of which 227 were engaged in research and development and SaaS operations activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

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

The preparation of our financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and related notes thereto. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our unaudited condensed consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense including the estimation of grant date fair value of common stock, allowance for doubtful accounts, income taxes, goodwill and intangible assets.

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

Our business is subject to the risks of earthquakes, fire, floods, public health crises and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or other incidents or terrorism.

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

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have chosen to take advantage of such extended transition period, and as a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the effective dates applicable to public companies.

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
•public health crises and related measures to protect the public health (such as the recent COVID-19 pandemic);
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

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 48% of the shares of our outstanding common stock, based on the number of shares outstanding as of April 30, 2020. Further, entities affiliated with Sequoia Capital, collectively, are currently our largest stockholder and hold approximately 32% of the total voting power of our capital stock based on the number of shares outstanding as of April 30, 2020. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, will be able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

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

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for the following types of actions and proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws also provide that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In April, 2020, we drew down $43.0 million of the $50.0 million available under our SVB Credit Facility as a precautionary measure to provide liquidity in light of the global economic uncertainty caused by COVID-19 pandemic. See "Note 9-Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is hereby incorporated by reference, for more information regarding our SVB Credit Facility.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated by reference.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC	Filed or Furnished Herewith
10.1	First Amendment by and between Market Center Owner, LP and Medallia, Inc., dated as of February 10, 2020					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
______________________
+ Indicates management contract or compensatory plan.
*  The certifications attached as Exhibit 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medallia, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDALLIA, INC.

Date: June 9, 2020	By:	/s/ Leslie J. Stretch
President and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2020	By:	/s/ Roxanne M. Oulman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)