Form 10-Q
period 2020-07-31
Medallia, Inc.
filed 2020-09-09
CIK 1540184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2020 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 31, 2020, 147,082,664 shares of the registrant's common stock, $0.001 par value, were outstanding.

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
•the implications and the effects of the COVID-19 pandemic on our business;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Medallia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	July 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$225,782	$226,866
Marketable securities	121,741	116,833
Trade and other receivables, net of allowance for doubtful accounts of $3,173 and $982 as of July 31, 2020 and January 31, 2020, respectively	85,767	150,661
Deferred commissions, current	25,425	22,455
Prepaid expenses and other current assets	24,500	22,492
Total current assets	483,215	539,307
Property and equipment, net	38,717	34,879
Deferred commissions, noncurrent	56,120	51,540
Intangible assets, net	35,937	21,306
Goodwill	143,462	79,324
Other noncurrent assets	9,680	5,293
Total assets	$767,131	$731,649
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,879	$3,608
Accrued expenses and other current liabilities	27,415	20,268
Accrued compensation	31,922	37,160
Revolving line of credit	43,000	—
Deferred revenue, current	206,806	263,115
Total current liabilities	311,022	324,151
Deferred revenue, noncurrent	1,051	1,407
Deferred rent, noncurrent	5,173	2,799
Other liabilities	13,782	5,496
Total liabilities	331,028	333,853
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized as of July 31, 2020 and January 31, 2020; 145,554,351 shares and 132,346,402 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively	142	132
Additional paid-in capital	986,232	878,843
Accumulated other comprehensive loss	(1,571)	(206)
Accumulated deficit	(548,700)	(480,973)
Total stockholders' equity	436,103	397,796
Total liabilities and stockholders' equity	$767,131	$731,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription	$92,831	$74,547	$181,823	$146,259
Professional services	22,694	21,123	46,393	43,030
Total revenue	115,525	95,670	228,216	189,289
Cost of revenue:
Subscription	19,130	14,699	36,474	28,160
Professional services	22,042	20,184	44,261	39,318
Total cost of revenue	41,172	34,883	80,735	67,478
Gross profit	74,353	60,787	147,481	121,811
Operating expenses:
Research and development	27,790	22,693	60,169	42,309
Sales and marketing	51,942	46,470	103,957	80,085
General and administrative	29,137	30,076	50,635	39,914
Total operating expenses	108,869	99,239	214,761	162,308
Loss from operations	(34,516)	(38,452)	(67,280)	(40,497)
Interest income and other income (expense), net	(448)	431	(273)	573
Loss before provision for income taxes	(34,964)	(38,021)	(67,553)	(39,924)
Provision for income taxes	234	263	174	919
Net loss	$(35,198)	$(38,284)	$(67,727)	$(40,843)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.87)	$(0.49)	$(1.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	142,479	43,986	139,272	37,248
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net loss	$(35,198)	$(38,284)	$(67,727)	$(40,843)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	1,948	(223)	(583)	(386)
Change in unrealized gain (loss) on marketable securities	(15)	31	(12)	46
Change in unrealized gain (loss) on cash flow hedges	(547)	(438)	(770)	(691)
Other comprehensive income (loss)	1,386	(630)	(1,365)	(1,031)
Comprehensive loss	$(33,812)	$(38,914)	$(69,092)	$(41,874)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2020	2019
Operating activities
Net loss	$(67,727)	$(40,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,790	6,718
Amortization of deferred commissions	12,433	8,687
Stock-based compensation expense	56,438	43,141
Impairment (gain) on property and equipment, and lease termination	—	(13,783)
Lease exit costs	7,634	—
Other	1,813	(560)
Changes in assets and liabilities:
Trade and other receivables	63,310	50,224
Deferred commissions	(19,983)	(15,785)
Prepaid expenses and other current assets	(2,214)	(7,405)
Other noncurrent assets	(1,404)	(36)
Accounts payable	(2,912)	1,832
Deferred revenue	(57,766)	(39,198)
Accrued expenses and other current liabilities	(4,295)	4,245
Other noncurrent liabilities	6,574	121
Net cash provided by (used in) operating activities	3,691	(2,642)
Investing activities
Purchases of property, equipment and other	(9,774)	(5,234)
Purchase of marketable securities	(139,196)	(76,122)
Maturities of marketable securities	133,473	23,125
Proceeds from sale of marketable securities	1,100	511
Acquisitions, net of cash acquired	(80,372)	(19,540)
Net cash used in investing activities	(94,769)	(77,260)
Financing activities
Proceeds from initial public offering net of issuance costs, underwriters discounts and commissions, and concurrent private placement	—	320,392
Proceeds from Series F convertible preferred stock, net of issuance costs	—	69,848
Proceeds from revolving line of credit	43,000	—
Proceeds from exercise of stock options	41,032	13,018
Proceeds from share purchase plan	10,267	—
Principal payments on capital leases	(2,117)	(1,469)
Repayment of debt assumed in acquisitions and other	(2,139)	(2,297)
Net cash provided by financing activities	90,043	399,492
Effect of exchange rate changes on cash and cash equivalents	(49)	(47)
Net (decrease) increase in cash and cash equivalents	(1,084)	319,543
Cash and cash equivalents at beginning of period	226,866	44,876
Cash and cash equivalents at end of period	$225,782	$364,419
Supplemental disclosures of cash flow information
Cash paid for interest	$652	$265
Cash paid for income taxes	$656	$806
Noncash investing and financing activities
Other receivables related to stock option exercises	$1	$—
Vesting of early exercised stock options	$—	$392
Accrued unpaid issuance costs related to initial public offering	$—	$690
Accrued unpaid capital expenditures	$2,111	$5,809
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2020
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at Balance April 30, 2020	—	$—	—	$—	—	$—	139,794,418	$139	$939,841	$(2,957)	$(513,502)	$423,521
Exercise of employee stock options	—	—	—	—	—	—	4,668,851	3	21,757	—	—	21,760
Release of restricted stock units	—	—	—	—	—	—	1,091,082	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	24,634	—	—	24,634
Other comprehensive gain	—	—	—	—	—	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	—	—	—	—	—	(35,198)	(35,198)
Balance at July 31, 2020	—	$—	—	$—	—	$—	145,554,351	$142	$986,232	$(1,571)	$(548,700)	$436,103

	Three Months Ended July 31, 2019
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at Balance April 30, 2019	77,149,275	$77	31,126,701	$31	3,000	$—	—	$—	$446,355	$(1,497)	$(371,199)	$73,767
Conversion of common stock	—	—	(31,126,701)	(31)	(3,000)	—	31,129,701	31	—	—	—	—
Conversion of preferred stock	(77,149,275)	(77)	—	—	—	—	77,149,275	77	—	—	—	—
Proceeds from initial public offering, net of issuance and underwriters' discounts and commissions and concurrent private placement	—	—	—	—	—	—	16,680,000	17	319,555	—	—	319,572
Exercise of employee stock options	—	—	—	—	—	—	1,889,293	2	7,740	—	—	7,742
Vesting of early stock option exercises	—	—	—	—	—	—	—	—	185	—	—	185
Repurchase of early exercised stock options	—	—	—	—	—	—	(625)	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	73,299	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	35,179	—	—	35,179
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(630)	—	(630)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,284)	(38,284)
Balance at July 31, 2019	—	$—	—	$—	—	$—	126,920,943	$127	$809,014	$(2,127)	$(409,483)	$397,531

Medallia, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2020
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2020	—	$—	—	$—	—	$—	132,346,402	$132	$878,843	$(206)	$(480,973)	$397,796
Exercise of employee stock options	—	—	—	—	—	—	9,853,483	9	40,685	—	—	40,694
Release of restricted stock units	—	—	—	—	—	—	2,762,734	—	—	—	—	—
Issuance of shares from share purchase plan	—	—	—	—	—	—	591,732	1	10,266	—	—	10,267
Stock-based compensation	—	—	—	—	—	—	—	—	56,438	—	—	56,438
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,365)	—	(1,365)
Net loss	—	—	—	—	—	—	—	—	—	—	(67,727)	(67,727)
Balance at July 31, 2020	—	$—	—	$—	—	$—	145,554,351	$142	$986,232	$(1,571)	$(548,700)	$436,103

	Six Months Ended July 31, 2019
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2019	72,482,609	$72	29,755,883	$30	3,000	$—	—	$—	$363,076	$(1,096)	$(368,640)	$(6,558)
Issuance of Series F preferred shares, net of issuance costs	4,666,666	5	—	—	—	—	—	—	69,843	—	—	69,848
Exercise of employee stock options	—	—	1,370,818	1	—	—	1,889,293	2	13,007	—	—	13,010
Conversion of common stock	—	—	(31,126,701)	(31)	(3,000)	—	31,129,701	31	—	—	—	—
Conversion of preferred stock	(77,149,275)	(77)	—	—	—	—	77,149,275	77	—	—	—	—
Proceeds from initial public offering, net of issuance and underwriter's discounts and commissions and concurrent private placement	—	—	—	—	—	—	16,680,000	17	319,555	—	—	319,572
Repurchase of early exercised stock options	—	—	—	—	—	—	(625)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	392	—	—	392
Warrant exercises	—	—	—	—	—	—	73,299	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	43,141	—	—	43,141
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,031)	—	(1,031)
Net loss	—	—	—	—	—	—	—	—	—	—	(40,843)	(40,843)
Balance at July 31, 2019	—	$—	—	$—	—	$—	126,920,943	$127	$809,014	$(2,127)	$(409,483)	$397,531

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
The Company's fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods covered by the financial statements and accompanying notes. Such estimates include, but are not limited to revenue recognition, stock-based compensation expense, including estimation of the grant date fair value of the common stock, allowance for doubtful accounts, the assessment of the recoverability of long-lived assets (goodwill, and identified intangible assets), lease exit charges and contingencies. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.
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

JOBS Act Accounting Election

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company’s unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Effective January 31, 2021, the Company will no longer meet the definition of an EGC. Accordingly, as of January 31, 2021, the Company will be required to comply with the effective accounting standards as described in "Recently Issued Accounting Pronouncements", which the Company is currently evaluating.

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
The Company does not require collateral for trade receivables. No customer accounted for 10% or more of total revenues for the three and six months ended July 31, 2020 and 2019. No customer accounted for 10% or more of accounts receivable as of July 31, 2020 and July 31, 2019.

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended January 31, 2020. There have been no material changes to the Company’s significant accounting policies during the three and six months ended July 31, 2020.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, as amended, which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a similar manner to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. In the fourth quarter of fiscal year 2021, the guidance will be required to be adopted by the Company for its fiscal year ending January 31, 2021. While the Company is evaluating the accounting, transition and disclosure requirements of the standard, the Company anticipates the recognition of additional assets and corresponding liabilities related to the leases on its balance sheets.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. In the fourth quarter of fiscal year 2021, the guidance will be required to be adopted by the Company for its fiscal year ending January 31, 2021. The Company is in the process of evaluating the impact of this accounting standard.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as amended. The ASU is intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In the fourth quarter of fiscal year 2021, the guidance will be required to be adopted by the Company for its fiscal year ending January 31, 2021. The Company is in the process of evaluating the impact of this accounting standard.

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
Contract Balances and Remaining Performance Obligations
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $4.5 million and $2.1 million as of July 31, 2020 and January 31, 2020, respectively. These balances are included within trade and other receivables, net, on the unaudited condensed consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of services being provided. The Company recognized revenue of $91.6 million and $170.7 million during the three and six months ended July 31, 2020, respectively and $83.4 million and $139.8 million for the three and six months ended July 31, 2019, respectively, that were included in the deferred revenue balances at the beginning of the respective periods.
The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less, which includes certain professional service contracts.
Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2020, the Company's remaining performance obligations were $727.8 million, approximately 47% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2020, the Company's remaining performance obligations were $679.0 million, approximately 51% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.
Disaggregation of Revenue by Geographic Region
The following table sets forth revenue by geographic region based on the billing address of the customers' parent for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

North America	$88,506	$71,887	$175,432	$143,334
EMEA	17,286	16,050	34,227	31,333
Other	9,733	7,733	18,557	14,622
Total	$115,525	$95,670	$228,216	$189,289

The United States comprised 73% of the Company's revenue during each of the three and six months ended July 31, 2020, and comprised 72% and 70% during the three and six months ended July 31, 2019, respectively. No other country comprised 10% or greater of the Company's revenue during each of the three and six months ended July 31, 2020 and 2019.

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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The following tables represents the fair value of assets and liabilities measured at fair value on a recurring basis using the above hierarchy (in thousands):

	July 31, 2020				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$113,131	$—	$—	$113,131	$92,272	$—	$—	$92,272
Commercial paper	—	8,999	—	8,999	—	17,667	—	17,667
U.S. government and agency securities	—	5,000	—	5,000	—	17,978	—	17,978
Total cash equivalents	113,131	13,999	—	127,130	92,272	35,645	—	127,917
Marketable securities:
Corporate notes and bonds	—	—	—	—	—	5,674	—	5,674
Commercial paper	—	16,754	—	16,754	—	13,713	—	13,713
U.S. government and agency securities	—	104,987	—	104,987	—	97,446	—	97,446
Total marketable securities	—	121,741	—	121,741	—	116,833	—	116,833
Derivative assets	—	453	—	453	—	683	—	683
Total assets measured at fair value	$113,131	$136,193	$—	$249,324	$92,272	$153,161	$—	$245,433
Liabilities:
Derivative liabilities	$—	$1,006	$—	$1,006	$—	$342	$—	$342
Total liabilities measured at fair value	$—	$1,006	$—	$1,006	$—	$342	$—	$342

4. Cash Equivalents and Marketable Securities

As of July 31, 2020, cash equivalent and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$113,131	$—	$—	$113,131
U.S. government and agency securities	109,977	10	—	109,987
Commercial paper	25,753	—	—	25,753
Total	$248,861	$10	$—	$248,871
Included in cash and cash equivalents	$127,130	$—	$—	$127,130
Included in marketable securities	$121,731	$10	$—	$121,741

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2020, cash equivalent and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$92,272	$—	$—	$92,272
U.S. government and agency securities	115,412	13	—	115,425
Commercial paper	31,379	—	—	31,379
Corporate notes and bonds	5,665	9	—	5,674
Total	$244,728	$22	$—	$244,750
Included in cash and cash equivalents	$127,917	$—	$—	$127,917
Included in marketable securities	$116,811	$22	$—	$116,833

Marketable securities as of July 31, 2020 and January 31, 2020 had a stated maturity date of less than one year.

5. Derivative Instruments

Cash Flow Hedges
As of July 31, 2020 and January 31, 2020, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $3.7 million and $5.8 million, respectively. All contracts have maturities not greater than 13 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the three and six months ended July 31, 2020 and 2019, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges
As of July 31, 2020 and January 31, 2020, the Company had outstanding forward contracts with total notional values of $24.9 million and $23.5 million, respectively. All contracts have maturities not greater than 13 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	July 31, 2020	January 31, 2020
Derivative assets (recorded in prepaid expenses and other current assets):
Foreign currency forward contracts designated as cash flow hedges	$354	$384
Foreign currency forward contracts not designated as hedges	100	299
Derivative liabilities (recorded in accrued expenses and other current liabilities):
Foreign currency forward contracts designated as cash flow hedges	544	76
Foreign currency forward contracts not designated as hedges	462	266

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss (OCI) Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2020	2019	2020	2019

Gains (losses) recognized in OCI (effective portion)	Change in unrealized gain (loss) on cash flow hedges, net of tax	$(748)	$(467)	$(676)	$(610)
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	161	115	291	219
Gains (losses) reclassified from OCI into income (effective portion)	General and administrative	(363)	(145)	(199)	(139)
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Interest income and other income (expense), net	(9)	(29)	(58)	(62)
Of the gains (losses) recognized in OCI for the effective portion of foreign currency forward contracts designated as cash flow hedges as of July 31, 2020, $0.3 million is expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
Derivative Type		2020	2019	2020	2019
Foreign currency forward contracts not designated as hedges	Interest income and other income (expense), net	$(1,784)	$16	$(1,117)	$(43)

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of July 31, 2020, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets		Net Asset Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$146	$—	$146	$(51)	$—	$95
Counterparty B	307	—	307	(307)	—	—
Total	$453	$—	$453	$(358)	$—	$95

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$51	$—	$51	$(51)	$—	$—
Counterparty B	955	—	955	(307)	—	648
Total	$1,006	$—	$1,006	$(358)	$—	$648

As of January 31, 2020, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets		Net Asset Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$102	$—	$102	$(5)	$—	$97
Counterparty B	581	—	581	(337)	—	244
Total	$683	$—	$683	$(342)	$—	$341

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$5	$—	$5	$(5)	$—	$—
Counterparty B	337	—	337	(337)	—	—
Total	$342	$—	$342	$(342)	$—	$—

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6. Business Combinations

On May 1, 2020 the Company acquired Voci Technologies (Voci), a privately-held company, for approximately $59.6 million in cash. Voci is a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience.

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

The above transactions were each accounted for as business combinations. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The fair value of developed technologies was determined using either the Multiple Period Excess Earnings Method or the Profit Allocation Method, the fair value of customer relationships was determined by using the Multiple Period Excess Earnings Method, and the fair value of the trademarks was determined using the Profit Allocation Method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill resulting from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisitions will be deductible for income tax purposes.

The Company is in the process of settling working capital adjustments for Voci, LivingLens, Zingle and Crowdicity, and therefore the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein.

The following table summarizes the purchase consideration, net of cash acquired, and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration, Net of Cash Acquired	Net Liabilities Assumed	Identifiable Intangible Assets	Goodwill
Voci	$55,285	$(1,259)	$12,600	$43,944
LivingLens	25,894	(406)	5,700	20,600
Crowdicity	15,865	(2,350)	4,811	13,404
Zingle	42,702	(665)	8,715	34,652
Promoter	1,694	(431)	900	1,225
Cooladata	7,346	(2,784)	4,600	5,530
Strikedeck	10,498	(439)	4,000	6,937

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Developed Technology	Useful Life (years)	Customer Relationships	Useful Life (years)	Trademark	Useful Life (years)
Voci	$7,700	5	$4,600	5	$300	5
LivingLens	3,100	5	2,200	5	400	5
Crowdicity	2,406	5	2,105	5	300	5
Zingle	4,915	5	3,000	5	800	5
Promoter	700	5	—	—	200	5
Cooladata	4,600	5	—	—	—	—
Strikedeck	4,000	5	—	—	—	—

The financial results for the above acquisitions are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through July 31, 2020.

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

7. Goodwill and Intangible Assets, Net
Goodwill represents the excess of the purchase price in a business combination of the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. The changes in the goodwill are as follows (in thousands):

Balance as of January 31, 2019	$16,745
Acquisitions	61,748
Foreign currency exchange	831
Balance as of January 31, 2020	79,324
Acquisitions	64,544
Foreign currency exchange	(406)
Balance as of July 31, 2020	$143,462

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The changes in intangible assets for fiscal 2021 and the net book value of intangible assets as of July 31, 2020, and January 31, 2020, were as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2020	Identifiable Intangible Assets Acquired (1)	July 31, 2020	January 31, 2020	Amortization Expense	July 31, 2020	January 31, 2020	July 31, 2020	Weighted Average Remaining Useful Life (Years)
Developed technology	$18,670	$10,731	$29,401	$(3,473)	$(2,415)	$(5,888)	$15,197	$23,513	4.3
Customer relationships	5,237	6,743	11,980	(351)	(938)	(1,289)	4,886	10,691	4.5
Trademarks	1,320	691	2,011	(97)	(181)	(278)	1,223	1,733	4.3
	$25,227	$18,165	$43,392	$(3,921)	$(3,534)	$(7,455)	$21,306	$35,937

(1) Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translation.

The changes in intangible assets for fiscal 2020 and the net book value of intangible assets as of January 31, 2020 and January 31, 2019, were as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2019	Identifiable Intangible Assets Acquired (1)	January 31, 2020	January 31, 2019	Amortization Expense	January 31, 2020	January 31, 2019	January 31, 2020	Weighted Average Remaining Useful Life (Years)
Developed technology	$1,900	$16,770	$18,670	$(1,594)	$(1,879)	$(3,473)	$306	$15,197	4.5
Customer relationships	—	5,237	5,237	—	(351)	(351)	—	4,886	4.7
Trademarks	—	1,320	1,320	—	(97)	(97)	—	1,223	4.6
	$1,900	$23,327	$25,227	$(1,594)	$(2,327)	$(3,921)	$306	$21,306

(1) Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translation.

The total amortization expense for intangible assets was $2.1 million and $3.5 million for the three and six months ended July 31, 2020 and was $0.3 million and $0.4 million for the three and six months ended July 31, 2019.
Amortization expense related to the intangible assets is as follows (in thousands):

Year Ending January 31:
Remainder of 2021	$4,209
2022	8,306
2023	8,306
2024	8,306
2025	6,116
Thereafter	694
Total	$35,937

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Commissions earned and capitalized during the three and six months ended July 31, 2020 were $15.5 million and $19.7 million, respectively, and during the three and six months ended July 31, 2019 were $9.1 million and $15.8 million, respectively. Amortization expense for deferred commissions during the three and six months ended July 31, 2020 were $6.3 million, and $12.3 million, respectively and for the three and six months ended July 31, 2019 were $4.5 million and $8.7 million, respectively.

Property and Equipment, Net
The table below summarizes property and equipment which consists of the following (in thousands):

	July 31, 2020	January 31, 2020
Computer equipment and software	$64,641	$56,758
Furniture, fixtures and equipment	1,075	1,028
Leasehold improvements	8,225	6,941
Equipment acquired under capital leases	11,829	11,687
Construction-in-progress	5,877	3,113
Total property and equipment, gross	91,647	79,527
Less accumulated depreciation and amortization	(52,930)	(44,648)
Property and equipment, net	$38,717	$34,879

Depreciation and amortization expense during the three and six months ended July 31, 2020 totaled $4.2 million and $8.2 million, respectively, and during the three and six months ended July 31, 2019 totaled $3.5 million and $6.7 million, respectively. This depreciation and amortization includes depreciation of assets recorded under capital leases of $1.0 million and $1.9 million for the three and six months ended July 31, 2020, respectively, and $1.0 million and $1.6 million for the three and six months ended July 31, 2019, respectively.
Property and equipment located outside the U.S. was $16.5 million and $13.4 million as of July 31, 2020 and January 31, 2020, respectively.
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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
The table below summarizes accrued expenses and other current liabilities which consists of the following (in thousands):

	July 31, 2020	January 31, 2020
Capital leases, current	$4,937	$4,316
Lease exit liability	4,103	—
Transaction taxes	4,138	3,932
Indemnity holdback and term loan related to acquisitions	3,780	1,573
Other	10,457	10,447
Accrued expenses and other current liabilities	$27,415	$20,268

Accrued Compensation

The table below summarizes accrued compensation which consists of the following (in thousands):

	July 31, 2020	January 31, 2020
Accrued salaries and bonuses	$5,060	$8,312
Accrued commissions	10,602	11,280
Accrued vacation	4,313	3,906
Employee stock purchase plan	6,230	8,693
Payroll taxes	5,717	4,969
Accrued compensation	$31,922	$37,160

9. Commitments and Contingencies
Silicon Valley Bank Revolving Line of Credit
As of July 31, 2020 and January 31, 2020, the Company maintained a revolving line of credit that matures in September 2020 and provided for aggregate borrowings of up to $50.0 million. Prior to the maturity date, the Company has the option, to borrow an aggregate amount not to exceed $15.0 million and convert the borrowing to a term loan (Term-Out Loan), provided that no prior event of default has occurred. The existing aggregate borrowing amount on the revolving line of credit is reduced by the amount of the Term-Out Loan. Principal payments on the Term-Out Loan are repaid in consecutive monthly installments. The maturity date is the earlier of (i) 48 months after such Term-Out Loan are made and (ii) September 2023. The applicable interest rate for borrowings under the revolving line of credit and the Term-Out Loan are determined as follows: for borrowings less than $5.0 million, the interest rate is based on the Wall Street Journal's Prime Rate plus a 0.5% margin. For borrowings greater than or equal to $5.0 million, but less than $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate. For borrowings greater or equal to $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate minus a 0.5% applicable margin.
Standby letters of credit related to the Company's office lease facilities of $4.7 million and $3.5 million were outstanding as of July 31, 2020 and January 31, 2020, respectively, and such amounts reduce aggregate borrowings available under the revolving line of credit. As of January 31, 2020, $46.5 million was available for borrowing under the revolving line of credit. During the six months ended July 31, 2020, the Company drew down $43.0 million from its revolving line of credit as a precautionary measure to provide liquidity in light of the global economic uncertainty caused by the COVID-19 pandemic and the remaining balance of $2.3 million was available for borrowing under the revolving line of credit.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of July 31, 2020, the Company was in compliance with the financial covenants contained in the revolving line of credit. The revolving line of credit required the Company to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the credit agreement.
On September 4, 2020, the Company paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. The Company continues to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.7 million outstanding.

Wells Fargo Bank Revolving Line of Credit

On September 4, 2020, the Company entered into the Wells Fargo Bank, National Association (Wells Fargo) credit facility to provide for a senior secured revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at the Company’s option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. The Company is required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit.

Operating Leases
The Company leases certain office and data center facilities which are operating leases that expire in fiscal 2020 to 2028. Certain of the Company's leases include options to renew with terms of up to five years. There have been no material changes to the Company's contractual lease obligations from those disclosed in Item 7 of the Company's Form 10-K for the year ended January 31, 2020 and Form 10-Q for the quarter ended April 30, 2020, except as noted herein.
Rent expense during the three and six months ended July 31, 2020 was $4.5 million and $9.5 million, respectively and for the three and six months ended July 31, 2019 was $3.8 million and $7.2 million, respectively.

During the three months ended July 31, 2020, the Company exited its office space in San Mateo and a portion of its office space in Pleasanton, California. On August 5, 2020, the portion of the office space not utilized by the Company in Pleasanton, California, was sublet to a third party. The office space in San Mateo is currently being marketed for sublease. The Company recorded lease exit charges of $7.6 million in the three months ended July 31, 2020. These lease exit charges, included in general and administrative expense, primarily include the present value of remaining lease obligation on the cease use dates, that occurred during the second quarter, net of estimated sublease income.

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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

10. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company recorded income tax expense of $0.2 million for each of the three and six months ended July 31, 2020, respectively and expense of $0.3 million and $0.9 million for the three and six months ended July 31, 2019, respectively. During the three months ended July 31, 2020, the Company's withholding taxes were lower as compared to the three months ended July 31, 2019. During the six months ended July 31, 2020, income tax expense decreased by $0.7 million, as compared to the six months ended July 31, 2019, primarily due to excess tax benefits from stock-based compensation deductions in the United Kingdom.

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

11. Equity Incentive Plans

Equity Incentive Plans

The Plan activity is as follows:

Six Months Ended July 31, 2020
Opening balance	23,050,732
Shares authorized (1)	6,617,320
Options and RSUs granted	(3,491,910)
Cancelled shares	944,366
Ending balance	27,120,508

(1) Reflects an automatic increase to the number of shares of Common Stock reserved for issuance pursuant to future awards under the 2019 Plan, which annual increase is provided for in the 2019 Plan.

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of subscription revenue	$946	$869	$1,855	$1,156
Cost of professional services revenue	2,719	2,690	5,402	3,247
Research and development expense	4,746	3,658	16,219	5,241
Sales and marketing expense	8,745	8,475	18,081	9,968
General and administrative expense	7,478	19,487	14,881	23,529
Total stock-based compensation	$24,634	$35,179	$56,438	$43,141

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Option Activity
The following table summarizes the stock option activity:

	Options Outstanding
	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2020	41,935,173	$5.47	7.29	$954,124
Options exercised	(9,853,483)	4.13		262,410
Options cancelled or expired	(569,330)	6.71
Balance as of July 31, 2020	31,512,360	$5.87	7.20	$783,580
Exercisable as of July 31, 2020	20,217,598	$5.48	6.75	$510,437

The weighted-average grant-date fair value of options granted during the six months ended July 31, 2020 and 2019 was nil and $5.38 per share, respectively. The grant date fair value of stock options vested during the six months ended July 31, 2020 and 2019 was $12.7 million and $13.4 million, respectively.

As of July 31, 2020, total unrecognized compensation expense related to stock options was $31.8 million and will be recognized over a weighted-average remaining recognition period of 2.0 years.

Restricted Stock Units Activity
The following table summarizes restricted stock unit activities:

	Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 31, 2020	9,019,681	$16.07	826,333	$13.95
Stock units granted	3,141,965	22.84	349,945	22.30
Stock units vested	(2,762,734)	13.86	—	—
Stock units cancelled and expired	(307,836)	21.85	(67,200)	13.41
Balance as of July 31, 2020	9,091,076	$18.88	1,109,078	$16.62

As of July 31, 2020, total unrecognized compensation expense related to the RSUs was $131.7 million and will be recognized over a weighted-average remaining period of 2.3 years. Certain RSUs, in addition to the satisfaction of the service-based performance vesting conditions, also require the fulfillment of performance vesting conditions which include subscription revenue growth targets and a combination of subscription revenue growth and operating margin targets.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Employee Stock Purchase Plan

The fair value of each Employee Stock Purchase Plan (ESPP) share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

July 31, 2020
Risk-free interest rate	0.3%
Expected volatility	45%
Expected term (in years)	0.5
Expected dividend rate	—

The fair value of stock purchase rights granted under the ESPP during the six-month period was $5.48 per share. As of July 31, 2020, the Company had $0.7 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.1 years.

12. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(35,198)	$(38,284)	$(67,727)	$(40,843)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	142,479	43,986	139,272	37,248
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.87)	$(0.49)	$(1.10)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Stock options	31,512	48,271	31,512	48,271
Restricted stock units	10,200	9,554	10,200	9,554
ESPP	513	683	513	683
Unvested early exercises subject to repurchase	—	28	—	28
Convertible preferred stock warrant	—	56	—	56
Total	42,225	58,592	42,225	58,592

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

13. Subsequent Event
On September 8, 2020, the Company acquired StellaService Inc., a privately-held company, for approximately $100.0 million in cash. StellaService Inc. is a customer feedback and quality management platform that helps customer support teams to analyze and improve performance in real time.
On September 4, 2020, the Company entered into the Wells Fargo Bank, National Association (Wells Fargo) credit facility to provide for a senior secured revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit.
In connection with entering into the Wells Fargo credit facility, the Company paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. The Company continues to have unsecured letters of credit issued by by Silicon Valley Bank in the face amount of $4.7 million outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our platform captures and analyzes over 6.0 billion experiences annually and has performed 8.0 trillion calculations in a single day to drive business decisions. Our products have high adoption rates and are used extensively from the front line to the C-Suite; over half of our customers have more than 1,000 employees using our platform. Our platform is deeply embedded in an enterprise’s tech stack, with enterprises integrating Medallia with an average of 25 other business applications. We believe this is significantly higher adoption than other experience management solutions available in the market.

We offer our platform through a SaaS business model. We use a “land and expand” model, whereby once customers have deployed our platform, they often increase the number of end-users through expansion to additional business units and geographies, and they also purchase more modules. We focus our selling efforts on both business leaders who are often making a strategic purchase of our platform with the potential for broad use throughout their enterprises, as well as functional leaders purchasing for their teams. We price our subscriptions based on the functionality and capacity needs of our customers. Subscription periods for our customers generally range from one to three years and we customarily invoice customers in advance in annual installments.

In December 2019, a novel strain of Coronavirus disease (COVID-19) was reported and in January 2020, the World Health Organization (WHO) declared the outbreak a “Public Health Emergency of International Concern.” In February 2020, the WHO raised the COVID-19 threat level from high to very high at a global level and in March 2020, the WHO characterized the COVID-19 as a pandemic. As of the filing date, the extent to which the COVID-19 pandemic may impact our future financial condition or results of operations remains uncertain. While our subscription revenue is relatively predictable, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. While our subscription bookings improved during the three months ended July 31, 2020 compared to the three months ended April 30, 2020, the impact of the COVID-19 pandemic on our business is still uncertain and may negatively affect our subscription bookings and results of operations in future periods. Also, we may experience curtailed customer demand for our platform, reduced customer spending or contract duration or lengthened payment terms that could materially adversely impact our business, results of operations and overall financial performance in future periods.

The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers and our sales cycles; impact on our customer, industry or employee events;

extent of delays in hiring and onboarding new employees; how quickly and to what extent normal economic and operating activities can resume; and effect on our partners and vendors, all of which are uncertain and difficult to predict. In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters), mandated our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events, including our Medallia Experience 2020 conference, to virtual-only, and we may similarly alter, postpone or cancel events in the future. These changes remain in effect in the third quarter of fiscal 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Recent Developments

On September 4, 2020, we entered into the Wells Fargo Bank, National Association (Wells Fargo) credit facility to provide for a senior secured revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit.
In connection with entering into the Wells Fargo credit facility, we paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. We continue to have unsecured letters of credit issued by by Silicon Valley Bank in the face amount of $4.7 million outstanding.

On September 8, 2020, we acquired StellaService Inc., a privately-held company, for approximately $100.0 million in cash. StellaService Inc. is a customer feedback and quality management platform that helps customer support teams to analyze and improve performance in real time.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Customers

We measure and track the number of customers, and we believe the number of customers is useful information to investors, because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. As of July 31, 2020 and 2019, we had 839 and 613 customers, respectively. If we count as a single customer, all subsidiaries and divisions of a single parent, then as of July 31, 2020 and 2019, we had 590 and 408 customers, respectively.

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

We define subscription billings, a non-GAAP financial measure, as total subscription revenue plus the change in subscription deferred revenue and contract assets, excluding contract assets acquired. We measure subscription billings on a trailing 12-month basis because subscription billings vary from quarter to quarter due to invoice timing. Subscription billings in any particular period reflects amounts invoiced for subscriptions to access our platform. We typically invoice our customers annually in advance for subscriptions to our platform.

The following table sets forth our subscription billings and growth rate, and provides a reconciliation of subscription revenue to subscription billings, for the periods presented:

	Trailing Twelve Months Ended July 31,
	2020	2019
	(in thousands, except percentages)
Subscription revenue	$347,731	$277,374
Increase in subscription deferred revenue	34,450	36,332
(Increase) decrease in contract assets	(2,448)	3,442
Subscription billings	$379,733	$317,148
Subscription billings growth rate	20%	33%

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

Dollar-based Net Revenue Retention

We use a dollar-based net revenue retention rate to measure our ability to retain and expand business generated from our existing customers. Our dollar-based net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, calculated on a trailing twelve-month basis. We focus on a dollar-based net revenue retention rate metric, and we believe it is useful information to investors, because it captures the full impact on revenue of customers expanding, decreasing or ending their subscriptions. Our dollar-based net revenue retention rate as of July 31, 2020 and 2019 was 117% and 119%, respectively, on a trailing twelve-month basis.

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

Gross Profit and Gross Margin

Gross profit is total revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may vary from period to period as our mix or cost of revenue fluctuates. Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, which is close to break-even. In addition, we may experience changes in our professional services gross margin due to the timing of delivery of implementation and other services. We expect our gross margin may vary from period to period and increase modestly in the long term.

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

Sales and Marketing

Sales and marketing expenses primarily consists of personnel-related expenses including stock-based compensation expense, travel expense and allocated overhead expenses and marketing and promotional activities expenses including our annual Experience conference, advertising, facility and training costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We intend to continue to invest in sales and marketing to help drive the growth of our business. During the short term we expect to see a decline in travel expenses as well as marketing costs due to the COVID-19 pandemic as we focus our marketing and sales events on virtual platforms. However, we expect our sales expenses will increase in future periods as we ramp up our sales efforts.

General and Administrative

General and administrative expenses primarily consist of personnel-related expenses including stock-based compensation expense, travel expense and overhead costs, and facility costs and outside services. General and administrative expenses also include restructuring costs from subleasing of certain of our office spaces. We expect to incur additional general and administrative expenses to support the growth of the Company as well as our transition to being a publicly traded company. We expect that general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net consists primarily of interest income, interest expense on the revolving line of credit and net foreign currency exchange gains (losses).

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

Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Subscription	$92,831	$74,547	$181,823	$146,259
Professional services	22,694	21,123	46,393	43,030
Total revenue	115,525	95,670	228,216	189,289
Cost of revenue:
Subscription (1)	19,130	14,699	36,474	28,160
Professional services (1)	22,042	20,184	44,261	39,318
Total cost of revenue	41,172	34,883	80,735	67,478
Gross profit	74,353	60,787	147,481	121,811
Operating expenses:
Research and development (1)	27,790	22,693	60,169	42,309
Sales and marketing (1)	51,942	46,470	103,957	80,085
General and administrative (1)	29,137	30,076	50,635	39,914
Total operating expenses	108,869	99,239	214,761	162,308
Loss from operations	(34,516)	(38,452)	(67,280)	(40,497)
Interest income and other income (expense), net	(448)	431	(273)	573
Loss before provision for income taxes	(34,964)	(38,021)	(67,553)	(39,924)
Provision for income taxes	234	263	174	919
Net loss	$(35,198)	$(38,284)	$(67,727)	$(40,843)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Cost of subscription revenue	$946	$869	$1,855	$1,156
Cost of professional services revenue	2,719	2,690	5,402	3,247
Research and development expense	4,746	3,658	16,219	5,241
Sales and marketing expense	8,745	8,475	18,081	9,968
General and administrative expense	7,478	19,487	14,881	23,529
Total stock-based compensation	$24,634	$35,179	$56,438	$43,141

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription	80%	78%	80%	77%
Professional services	20%	22%	20%	23%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	17%	15%	16%	15%
Professional services	19%	21%	19%	21%
Total cost of revenue	36%	36%	35%	36%
Gross profit	64%	64%	65%	64%
Operating expenses:
Research and development	24%	24%	26%	22%
Sales and marketing	45%	49%	46%	42%
General and administrative	25%	31%	22%	21%
Total operating expenses	94%	104%	94%	86%
Loss from operations	(30)%	(40)%	(29)%	(21)%
Interest income and other income (expense), net	—%	—%	—%	—%
Loss before provision for income taxes	(30)%	(40)%	(30)%	(21)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(30)%	(40)%	(30)%	(21)%

Three and Six Months Ended July 31, 2020 and 2019

Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Subscription	$92,831	$74,547	$18,284	25%	$181,823	$146,259	$35,564	24%
Professional services	22,694	21,123	1,571	7%	46,393	43,030	3,363	8%
Total revenue	$115,525	$95,670	$19,855	21%	$228,216	$189,289	$38,927	21%

Total revenue was $115.5 million for the three months ended July 31, 2020, compared to $95.7 million for the three months ended July 31, 2019, which is an increase of $19.9 million, or 21%. Total revenue was $228.2 million for the six months ended July 31, 2020, compared to $189.3 million for the six months ended July 31, 2019, which is an increase of $38.9 million or 21%.

Subscription revenue accounted for 80% of total revenue for each of the three and six months ended July 31, 2020 and 78% and 77% of our revenue for the three and six months ended July 31, 2019, respectively. Subscription revenue increased by $18.3 million, or 25%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. Subscription revenue increased $35.6 million or 24% for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. The increases were primarily due to expansions and cross-sell with existing customers, as reflected in our dollar-based net revenue retention rate of 117% as of July 31, 2020. The increases were also driven by revenue from new customers, as the number of customers increased to 839 as of July 31, 2020, from 613 as of July 31, 2019, representing a 37% increase.

Professional services revenue increased by $1.6 million, or 7%, for three months ended July 31, 2020, compared to the three months ended July 31, 2019. Professional services revenue increased by $3.4 million, or 8% for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was driven by higher managed and implementation services.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$19,130	$14,699	$4,431	30%	$36,474	$28,160	$8,314	30%
Professional services	22,042	20,184	1,858	9%	44,261	39,318	4,943	13%
Total cost of revenue	$41,172	$34,883	$6,289	18%	$80,735	$67,478	$13,257	20%
Gross profit	$74,353	$60,787	$13,566	22%	$147,481	$121,811	$25,670	21%
Gross margin:
Subscription	79%	80%			80%	81%
Professional services	3%	4%			5%	9%
Total gross margin	64%	64%			65%	64%

Total cost of revenue was $41.2 million for the three months July 31, 2020, an increase of $6.3 million, or 18% compared to the three months ended July 31, 2019. Total cost of revenue was $80.7 million for the six months ended July 31, 2020, an increase of $13.3 million or 20% as compared to the six months ended July 31, 2019.

Cost of subscription revenue increased by $4.4 million, or 30%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to an increase of $2.8 million in hosting, software and hardware related to infrastructure necessary to meet our customer demand and higher personnel-related expenses of $1.0 million, including stock-based compensation expense. Cost of subscription revenue increased by $8.3 million, or 30% for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. This increase was primarily due to a $5.5 million increase in hosting, software and hardware related to infrastructure necessary to meet our customer demand and higher personnel-related expenses of $1.9 million, including stock-based compensation expenses.

Cost of professional services revenue increased by $1.9 million, or 9%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to an increase of $2.2 million in personnel-related expenses, including stock-based compensation expense of $0.5 million, partially offset by a decrease of $0.3 million in outside services. Cost of professional services revenue increased by $4.9 million or 13% for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019, primarily due to $5.7 million in personnel-related expenses, including stock-based compensation expense of $2.9 million, partially offset by a decrease of $0.8 million of outside services and other.

Gross profit increased proportionate to the increase in revenue for the three and six months ended July 31, 2020 compared to the three and six months ended July 31, 2019. Gross margin did not materially change during those periods.

Research and Development

	Three Months Ended July 31,				Six Months Ended July 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development	$27,790	$22,693	$5,097	22%	$60,169	$42,309	$17,860	42%
Percentage of revenue	24%	24%			26%	22%

Research and development expenses increased by $5.1 million, or 22% for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. The increase was primarily due to an increase in personnel-related expenses of $3.7 million during the three months ended July 31, 2020, and an increase of $1.3 million in outside services and other. Research and development expenses increased by $17.9 million, or 42% for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. This increase was primarily due to an increase in personnel-related expenses of $15.6 million, of which $11.6 million related to stock-based compensation costs and $2.0 million in outside services and other.

Sales and Marketing

	Three Months Ended July 31,				Six Months Ended July 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$51,942	$46,470	$5,472	12%	$103,957	$80,085	$23,872	30%
Percentage of revenue	45%	49%			46%	42%

Sales and marketing expenses increased by $5.5 million, or 12%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to higher personnel-related expenses of $8.6 million as we expanded our quota bearing sales force along with non-quota bearing sales support positions and $1.7 million in software and outside services, partially offset by a decrease in marketing and promotional expenses of $4.6 million primarily due to not holding annual in-person customer conferences because of the COVID-19 pandemic. Sales and marketing expense increased by $23.9 million, or 30% for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. This increase was primarily due to higher personnel-related expenses of $25.5 million as we expanded our quota bearing sales force along with non-quota bearing sales support positions and $3.7 million in software and outside services, partially offset by a decrease in marketing expenses of $5.8 million primarily due to not holding annual in-person customer conferences because of the COVID-19 pandemic.

General and Administrative

	Three Months Ended July 31,				Six Months Ended July 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$29,137	$30,076	$(939)	(3)%	$50,635	$39,914	$10,721	27%
Percentage of revenue	25%	31%			22%	21%

General and administrative expenses decreased by $1.0 million, or 3%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The decrease was primarily due to lower stock-based compensation expense of $11.8 million because in the three months ended July 31, 2019 we recorded a non-recurring stock-based compensation expense related to RSUs that vested upon the satisfaction of a service and liquidity event-related performance vesting condition, partially offset by lease exit cost of $7.6 million for certain office spaces and an increase in costs of $3.7 million associated with being a public company and higher bad debt expense. General and administrative expenses increased by $10.7 million or 27% for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. This increase was mainly due to lease exit costs of $7.6 million incurred during the six months ended July 31, 2020 and a $4.0 million non-recurring restructuring benefit received from a lease termination during the six months ended July 31, 2019. The increase was also impacted by an increase of $7.0 million in costs associated with being a public company and higher bad debt expense, partially offset by a decrease in stock-based compensation expense of $8.5 million because in the six months ended July 31, 2019 the Company recorded a non-recurring stock- based compensation expense related to RSUs that vested upon the satisfaction of a service and liquidity event-related performance vesting condition.

Interest Income and Other Income (Expense), Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Interest income	$178	$890	$(712)	(80)%	$1,051	$1,470	$(419)	(29)%
Other income (expense)	(626)	(459)	(167)	(36)%	(1,324)	(897)	(427)	(48)%
Interest income and other income (expense), net	$(448)	$431	$(879)		$(273)	$573	$(846)

Provision for income taxes	$234	$263	$(29)	(11)%	$174	$919	$(745)	(81)%

Interest income decreased during the three and six months ended July 31, 2020 compared to the three and six months ended July 31, 2019, primarily due to lower interest rates on our cash, cash equivalent and marketable securities during 2020.

Other income (expense) decreased during the three and six months ended July 31, 2020 compared to the three and six months ended July 31, 2019, primarily due to an increase in interest expense from the revolving line of credit and capital leases.

Income tax expense was comparable between the three months ended July 31, 2020, and the three months ended July 31, 2019. During the three months ended July 31, 2020, our withholding taxes was lower as compared to the three months ended July 31, 2019. During the six months ended July 31, 2020, income tax expense decreased by $0.7 million, as compared to the six months ended July 31, 2019, primarily due to excess tax benefits from stock-based compensation deductions in the United Kingdom.

Liquidity and Capital Resources
As of July 31, 2020, we had cash, cash equivalents and marketable securities of $347.5 million. On May 1, 2020, we used approximately $59.6 million to acquire Voci Technologies, a privately-held company, that delivers a rich single view of the customer that can power an exceptional customer experience. On September 8, 2020, we acquired StellaService Inc., a privately-held company, for approximately $100.0 million in cash, subject to certain adjustments. StellaService Inc. is a customer feedback and quality management platform that helps customer support teams analyze and to improve performance in real time. We experience seasonality related to our operating cash flows. Our quarterly operating cash flows are generally positive in the first and fourth quarters and are generally negative in the second and third quarters. The seasonality is primarily attributable to higher billings in the fourth quarter of each year. We primarily bill in advance annually for our multi-year contracts, resulting in higher cash collections of accounts receivable in the first and fourth quarters of each year. This seasonality has not impacted, nor do we expect it to impact in the future, our ability to fund our near-term working capital, capital lease payment or capital expenditure requirements. While we may experience delays in collections which we attribute to the COVID-19 pandemic, we believe that our existing cash, cash equivalents and marketable securities and trade and other receivables will be sufficient to support working capital, capital lease payments and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. In the event that we decide, or are required, to seek additional financing from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Silicon Valley Bank Credit Facility
As of July 31, 2020 and January 31, 2020, we maintained a revolving line of credit that matures in September 2020 and provided for aggregate borrowings of up to $50.0 million. Prior to the maturity date, we have the option, to borrow an aggregate amount not to exceed $15.0 million and convert the borrowing to a term loan (Term-Out Loan), provided that no prior event of default has occurred. The existing aggregate borrowing amount on the revolving line of credit is reduced by the amount of the Term-Out Loan. Principal payments on the Term-Out Loan are repaid in consecutive monthly installments. The maturity date is the earlier of (i) 48 months after such Term-Out Loan are made and (ii) September 2023. The applicable interest rate for borrowings under the revolving line of credit and the Term-Out Loan are determined as follows: for borrowings less than $5.0 million, the interest rate is based on the Wall Street Journal's Prime Rate plus a 0.5% margin. For borrowings greater than or equal to $5.0 million, but less than $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate. For borrowings greater or equal to $10.0 million, the interest rate is based on the Wall Street Journal's Prime Rate minus a 0.5% applicable margin.
Standby letters of credit related to our office lease facilities of $4.7 million and $3.5 million were outstanding as of July 31, 2020 and January 31, 2020, respectively, and such amounts reduce aggregate borrowings available under the revolving line of credit. As of January 31, 2020, $46.5 million was available for borrowing under the revolving line of credit. During the six months ended July 31, 2020, the Company drew down $43.0 million from its revolving line of credit as a precautionary measure to provide liquidity in light of the global economic uncertainty caused by the COVID-19 pandemic and the remaining balance of $2.3 million was available for borrowing under the revolving line of credit. The standby letters of credit typically cover a one-year period, bear a commitment fee of approximately 1% of the amount and auto-renew at the end of the stated period.
As of July 31, 2020, we were in compliance with the financial covenants contained in the SVB Credit Facility. The SVB Credit Facility required us to achieve a minimum level of quarterly subscription revenue and liquidity as defined in the agreement.

On September 4, 2020, we paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. We continue to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.7 million outstanding.

Wells Fargo Bank Credit Facility

On September 4, 2020, we entered into the Wells Fargo Bank credit facility to provide for a revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit.

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
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$3,691	$(2,642)
Net cash used in investing activities	(94,769)	(77,260)
Net cash provided by financing activities	90,043	399,492
Effect of currency translation on cash and cash equivalents	(49)	(47)
Net (decease) increase in cash and cash equivalents	$(1,084)	$319,543

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
Cash provided by operating activities for the six months ended July 31, 2020 of $3.7 million primarily related to our net loss of $67.7 million, adjusted for non-cash charges of $90.1 million and net cash outflows of $18.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and amortization of our deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $63.3 million decrease in accounts receivable, partially offset by $57.8 million decrease in deferred revenue, $20.0 million increase in deferred commissions, $0.6 million decrease in accounts payable, accrued expenses and non-current liabilities and $3.6 million increase in prepaid expense and other assets.
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

Investing Activities

Cash used in investing activities for the six months ended July 31, 2020 of $94.8 million was due to acquisitions, net of cash acquired of LivingLens and Voci for $80.4 million, and the purchases of property, equipment and other of $9.8 million, partially offset by net purchases of marketable securities of $4.6 million.

Cash used in investing activities for the six months ended July 31, 2019 of $77.3 million was the result of net purchases of marketable securities of $52.5 million and the acquisitions, net of cash acquired of Strikedeck Inc. Cooladata Ltd., and Promoter.io Inc. for $19.5 million, as well the purchases of property, equipment and other of $5.2 million.

Financing Activities
Cash provided by financing activities for the six months ended July 31, 2020 of $90.0 million consisted of $43.0 million in proceeds from drawing down our revolving line of credit, $41.0 million in proceeds from the exercise of stock options and $10.3 million proceeds from the Employee Stock Purchase Plan, partially offset by repayments on capital lease obligations of $2.1 million and repayments of debt assumed on acquisitions of $2.1 million.

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

Contractual Obligations
As of July 31, 2020, there have been no material changes to our significant non-cancellable contractual obligations from those disclosed in Item 7 of our Form 10-K for the year ended January 31, 2020 and Form 10-Q for the quarter ended April 30, 2020, except as noted herein.
In February 2020, we executed a lease agreement to expand its San Francisco headquarters and entered into a new lease agreement in San Mateo which will replace its existing lease agreement which was cancelled in the fourth quarter of fiscal year 2020. The new San Francisco lease agreement includes an expansion of the lease space and an extension of the lease term of its existing lease space and spans to September 2028 for a total commitment of approximately $11.8 million. The new San Mateo office lease spans to September 2025 for a total gross commitment of approximately $13.8 million.

During the three months ended July 31, 2020, we exited our office space in San Mateo and a portion of our office space in Pleasanton, California. On August 5, 2020, the portion of the office space not utilized by us in Pleasanton, California, was sublet to a third party. The office space in San Mateo is currently being marketed for sublease. We recorded lease exit charges of $7.6 million in the three months ended July 31, 2020. These lease exit charges, included in general and administrative expense, primarily include the present value of remaining lease obligation on the cease use dates, that occurred during the second quarter, net of estimated sublease income.

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
There have been no material changes to these policies and estimates for the three and six months ended July 31, 2020 from those disclosed in Item 7 of our Form 10-K for the year ended January 31, 2020.

Recent Accounting Pronouncements
See "Note 1- Description of Business and Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company at the end of the fiscal year ending January 31, 2021 or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Effective January 31, 2021, we will no longer meet the definition of an EGC. Accordingly, as of January 31, 2021, we will be required to comply with the effective accounting standards as described in Note1 - Description of Business and Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q, which we are currently evaluating.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. As of July 31, 2020, we had cash, cash equivalents and marketable securities of $347.5 million. Changes in interest rates affect the interest earned on our cash, cash equivalents and investments and the fair value of the investments. A hypothetical 10% change in overall interest rate would not result in a material impact on our unaudited condensed consolidated results of operations.
As of July 31, 2020, we had a $50.0 million revolving line of credit with SVB which bears interest at a floating per annum rate equal to the Wall Street Journal's Prime Rate plus or minus a margin. During the six months ended July 31, 2020, we drew down $43.0 million from this line of credit.
On September 4, 2020, the Company paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. The Company continues to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.7 million outstanding.

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
We operate in Argentina and the inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina's reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina's reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the year ended January 31, 2019. The change to highly inflationary accounting did not have a material impact on our unaudited condensed consolidated financial statements for the six months ended July 31, 2020.
A hypothetical 10% change in foreign currency exchange rates would not result in a material impact on our consolidated results of operations.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2020, the last day of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

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

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including: the duration and spread of the outbreak; government responses to the pandemic; how quickly and to what extent normal economic and operating activities can resume; impact on our customers and our sales cycles; impact on our customer, industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. While our subscription bookings improved during the three months ended July 31, 2020 compared to the three months ended April 30, 2020 the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

Risks Related to Our Business

We have incurred significant net losses in recent years, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in recent periods, including net losses of approximately $67.7 million and $40.8 million for the six months ended July 31, 2020 and 2019, respectively, and $112.3 million and $82.2 million for the fiscal years ended January 31, 2020 and 2019, respectively. We had an accumulated deficit of approximately $548.7 million as of July 31, 2020. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. We have expended and expect to continue to expend substantial financial and other resources on:

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

The recent COVID-19 pandemic has created significant additional uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the COVID-19 pandemic, including stay-at-home orders and travel restrictions, have had a significant effect on the economy. Continued uncertainty about the pandemic, associated economic consequences and potential relief measures may have a long-term adverse effect on the economy, our customers, the demand for our platform and our business.

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 80 countries and have established subsidiaries in Argentina, Australia, Brazil, Canada, Chile, Colombia, the Czech Republic, France, Germany, India, Israel, Japan, Mexico, the Netherlands, Norway, Singapore, Spain, the United Kingdom, and the United States. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions and amount of data that our platform and our associated hosting infrastructure support. For example, our number of customers has grown to 839 as of July 31, 2020 from 613 as of July 31, 2019, an increase of 37%. Using the methodology of counting as a single customer all subsidiaries and divisions of a single parent, we had 590 as of July 31, 2020 from 408 as of July 31, 2019 parent enterprise customers, an increase of 46%.

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

Our future success, in part, will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. For example, during the fiscal year ending January 31, 2020, we completed a total of five acquisitions that we believe can enhance our platform, including Zingle, which offers a multi-channel mobile messaging and customer engagement solution, and so far in the fiscal year ending January 31, 2021 we completed acquisitions of LivingLens, a video feedback platform provider, Voci Technologies, a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience, and StellaService Inc., a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions if we are unable to successfully develop, acquire or integrate new products, features and functionality or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, our business, results of operations and financial condition could be adversely affected.

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

In the six months ended July 31, 2020 and 2019 and the years ended January 31, 2020 and 2019, our top 10 customers accounted for 25%, 25%, 25% and 25% of our revenue, respectively. The majority of our customer base consists of large and mid-sized enterprises, many of which have high subscription amounts to our platform. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. Additionally, some of our customers and potential customers are in industries most impacted by the COVID-19 pandemic, such as hospitality, transportation, and retail. Accordingly, the loss of any one of our large customers, including because of the COVID-19 pandemic, could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or use our platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.

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

A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our platform. For the six months ended July 31, 2020 and 2019 and the years ended January 31, 2020 and 2019, our research and development expenses were 26%, 22%, 24% and 28% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.

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

Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons or other liabilities relating to or arising from our platform or our acts or omissions. In addition, customers typically require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted or processed by our platform. The terms of these contractual provisions often survive termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we generally attempt to contractually limit the scope of our liability with respect to such obligations, we are not always successful, and we may incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our platform and harm our business, financial condition and results of operations.

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

Our success and ability to compete depend in part upon our ability to secure, protect, maintain, assert and enforce our intellectual property. As of July 31, 2020, we had 12 issued patents and 27 pending non-provisional or provisional patent applications filed. We rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate, and our intellectual property may still be challenged or invalidated. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Effective trademark, copyright, patent and trade secret protection may not even be available in every country in which we conduct business. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office (USPTO), and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In the event that any of the foregoing occur, this could adversely affect our business, results of operations and financial condition.

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

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our platform or otherwise offer growth opportunities. We made many acquisitions during fiscal year 2020, including Zingle Inc., a multi-channel mobile messaging and customer engagement solution, and so far in fiscal year 2021 we completed acquisitions of LivingLens, a video feedback platform provider, Voci Technologies, a real-time speech to text platform and StellaService Inc., a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time. We may also enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

In addition, our entry into any future acquisition, investment or business relationship may be prohibited. In September 2020 we entered into the Wells Fargo Credit Facility with Wells Fargo Bank, National Association (Wells Fargo). The Wells Fargo Credit Facility restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest.

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

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our operating performance and the condition of the capital markets at the time we seek financing. We may not be able to timely secure additional equity or debt financing on favorable terms, or at all. If we engage in any debt financing, the holders of debt would have priority over the holders of common stock. The holders of debt could impose restrictions on our business during the time the loan is outstanding, including restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The holders of debt would also likely obtain security interests on our assets enabling the debt holders to seize and take ownership or dispose of the property, whether tangible or intangible, in which they have a security interest if we default on repayment of the loan or any of the conditions associated with the loan. We may also be required to take other actions that would be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. The Wells Fargo Credit Facility prohibits us from incurring additional indebtedness without Wells Fargo's prior written consent. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.

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

Further, risks associated with operating in Israel may adversely affect our business. We have operations in Israel through our wholly-owned subsidiary, Medallia Digital Ltd. and Cooladata Ltd. As of July 31, 2020, we had a total of 70 employees located in Israel, of which 61 were engaged in research and development and SaaS operations activities. Given our employee headcount in Israel, our business, results of operations and financial condition could be adversely affected by political, economic and military instability in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. Any hostilities involving Israel or a full or partial mobilization of the reserve forces of the Israeli armed forces could adversely affect our operations in Israel. In addition, some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Increased military activity could also result in a reduction of qualified prospective employees available to grow our business or to replace employees on active military duty. As a result, our business could be disrupted by the absence of our employees for a significant period of time as a result of military service. Additionally, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial conditions in Israel could adversely affect our operations. In the past, the State of Israel and Israeli companies have been subjected to an economic boycott and several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies could also have an adverse impact on our business and results of operations.

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

As of January 31, 2020, we had federal and state net operating loss (NOL) carryforwards of approximately $450.3 million and $195.4 million, respectively. The federal NOL will begin to expire in 2031 and state NOL will begin to expire in 2021. As of January 31, 2020, we had federal and state research and development (R&D) tax credit carryforwards of approximately $10.9 million and $10.5 million, respectively. The federal R&D credit will begin to expire in 2027 and state R&D credit does not expire. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and other tax attributes including R&D tax credits to offset future taxable income. Similar rules apply under state tax laws. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code (or applicable state tax laws). Furthermore, our ability to utilize NOLs and other tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and R&D tax credits, or other unforeseen reasons, our existing NOLs and R&D tax credits could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and R&D tax credits, whether or not we attain profitability.

The terms of the Wells Fargo Credit Facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

The Wells Fargo Credit Facility contains customary affirmative and negative covenants that either limit our ability to, or, if we make future draws, require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements and enter into various specified transactions. As a result, we may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay any outstanding amount under the Wells Fargo Credit Facility. The Wells Fargo Credit Facility also contains certain financial covenants, including minimum liquidity and maximum consolidated senior secured leverage ratio requirements, and financial reporting requirements. Our obligations under the Wells Fargo Credit Facility are secured by substantially all of our property, with limited exceptions, including our intellectual property. We may not be able to generate sufficient cash flow or sales to meet our financial covenants or, if we make future draws, pay the principal and interest under the Wells Fargo Credit Facility. Furthermore, if we made a subsequent draw, our future working capital, borrowings or equity financings could be unavailable to repay or refinance the amounts outstanding under the Wells Fargo Credit Facility. In the event of a liquidation, our lender would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full. Any declaration by our lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

If we draw on the Wells Fargo Credit Facility, our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the Wells Fargo Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the Wells Fargo Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

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

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of July 31, 2020, we had a total of 244 employees located in Argentina, of which 222 were engaged in research and development and SaaS operations activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the end of January 31, 2021, at which time we will no longer be an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our common stock.

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

Until the end of the fiscal year ending January 31, 2021, we will remain an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these provisions until we are no longer an “emerging growth company.” We have taken advantage of certain reduced reporting burdens in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

Our directors, executive officers and holders of 5% or more of our common stock beneficially own approximately 45% of our common stock and are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 45% of the shares of our outstanding common stock, based on the number of shares outstanding as of July 31, 2020. Further, entities affiliated with Sequoia Capital, collectively, are currently our largest stockholder and hold approximately 31% of the total voting power of our capital stock based on the number of shares outstanding as of July 31, 2020. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, will be able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

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

As a public company, and particularly after the end of the fiscal year ending January 31, 2021 when we are no longer an “emerging growth company,” we incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and the rules and regulations of the SEC and the listing standards of the NYSE. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. We have incurred, and expect to incur in the future, significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.

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

You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the Wells Fargo Credit Facility contains, and any future credit facility or financing we obtain may contain, terms limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, capital requirements, applicable contractual restrictions and such other factors as we may deem relevant. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated by reference.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, by and among Medallia, Inc., Steely Merger Sub, Inc., StellaService Inc. and Shareholder Representative Services LLC, dated September 1, 2020					X
3.1	Amended and Restated Bylaws	8-K	001- 38982	3.1	May 29, 2020
10.1
Credit Agreement, dated as of September 4, 2020, by and among Medallia, Inc., as borrower, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender
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

MEDALLIA, INC.

Date: September 9, 2020	By:	/s/ Leslie J. Stretch
President and Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2020	By:	/s/ Roxanne M. Oulman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)