Form 10-Q
period 2020-10-31
Medallia, Inc.
filed 2020-12-09
CIK 1540184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2020 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2020 150,448,557 shares of the registrant's common stock, $0.001 par value, were outstanding.

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
•our future financial performance, including trends in revenue, cost of revenue, gross profit or gross margin, operating expenses, customers and other key metrics;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors related to the COVID-19 pandemic and those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Medallia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$497,688	$226,866
Marketable securities	156,337	116,833
Trade and other receivables, net of allowance for doubtful accounts of $4,002 and $982 as of October 31, 2020 and January 31, 2020, respectively	97,666	150,661
Deferred commissions, current	27,460	22,455
Prepaid expenses and other current assets	23,533	22,492
Total current assets	802,684	539,307
Property and equipment, net	44,520	34,879
Deferred commissions, noncurrent	60,179	51,540
Intangible assets, net	64,159	21,306
Goodwill	260,562	79,324
Other noncurrent assets	13,571	5,293
Total assets	$1,245,675	$731,649
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,546	$3,608
Accrued expenses and other current liabilities	31,118	20,268
Accrued compensation	29,425	37,160
Deferred revenue, current	193,979	263,115
Total current liabilities	268,068	324,151
Convertible senior notes, net	442,085	—
Deferred revenue, noncurrent	4,062	1,407
Deferred rent, noncurrent	5,617	2,799
Other liabilities	15,357	5,496
Total liabilities	735,189	333,853
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized as of October 31, 2020 and January 31, 2020; 149,979,882 shares and 132,346,402 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	145	132
Additional paid-in capital	1,092,357	878,843
Accumulated other comprehensive loss	(1,157)	(206)
Accumulated deficit	(580,859)	(480,973)
Total stockholders' equity	510,486	397,796
Total liabilities and stockholders' equity	$1,245,675	$731,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	$96,936	$79,749	$278,759	$226,008
Professional services	24,022	23,325	70,415	66,355
Total revenue	120,958	103,074	349,174	292,363
Cost of revenue:
Subscription	21,065	16,296	57,539	44,456
Professional services	22,783	22,299	67,044	61,617
Total cost of revenue	43,848	38,595	124,583	106,073
Gross profit	77,110	64,479	224,591	186,290
Operating expenses:
Research and development	28,034	26,321	88,203	68,630
Sales and marketing	58,333	47,067	162,290	127,152
General and administrative	20,288	32,758	70,923	72,672
Total operating expenses	106,655	106,146	321,416	268,454
Loss from operations	(29,545)	(41,667)	(96,825)	(82,164)
Interest income and other income (expense), net	(3,247)	2,001	(3,520)	2,574
Loss before provision for (benefits from) income taxes	(32,792)	(39,666)	(100,345)	(79,590)
Provision for (benefits from) income taxes	(633)	(46)	(459)	873
Net loss	$(32,159)	$(39,620)	$(99,886)	$(80,463)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.31)	$(0.70)	$(1.19)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,930	127,715	142,179	67,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(32,159)	$(39,620)	$(99,886)	$(80,463)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	643	761	60	375
Change in unrealized gain (loss) on marketable securities	(26)	(1)	(38)	45
Change in unrealized gain (loss) on cash flow hedges	(203)	608	(973)	(83)
Other comprehensive income (loss)	414	1,368	(951)	337
Comprehensive loss	$(31,745)	$(38,252)	$(100,837)	$(80,126)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
Operating activities
Net loss	$(99,886)	$(80,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,776	10,812
Amortization of deferred commissions	19,167	13,616
Stock-based compensation expense	81,453	80,296
Gain on property and equipment, and lease termination	—	(13,783)
Lease exit costs	7,828	—
Amortization of debt discount and issuance costs	2,762	—
Other	2,864	(1,463)
Changes in assets and liabilities:
Trade and other receivables	52,783	36,627
Deferred commissions	(32,811)	(24,108)
Prepaid expenses and other current assets	(220)	(5,849)
Other noncurrent assets	(3,421)	92
Accounts payable	6,676	2,655
Deferred revenue	(71,387)	(49,921)
Accrued expenses and other current liabilities	(3,088)	10,410
Other noncurrent liabilities	6,308	17
Net cash used in operating activities	(11,196)	(21,062)
Investing activities
Purchases of property, equipment and other	(14,829)	(14,250)
Purchase of marketable securities	(294,220)	(76,122)
Maturities of marketable securities	250,733	53,604
Proceeds from sale of marketable securities	1,100	511
Acquisitions, net of cash acquired	(223,647)	(75,238)
Other	—	(1,500)
Net cash used in investing activities	(280,863)	(112,995)
Financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	558,998	—
Purchase of capped calls related to convertible senior notes	(61,870)	—
Proceeds from initial public offering net of issuance costs, underwriters discounts and commissions, and concurrent private placement	—	319,972
Proceeds from Series F convertible preferred stock, net of issuance costs	—	69,848
Proceeds from revolving line of credit	43,000	—
Repayment of revolving line of credit	(43,000)	—
Proceeds from exercise of stock options	57,724	16,451
Payments for employee taxes withheld upon vesting of restricted stock units	—	(15,592)
Proceeds from share purchase plan	17,828	—
Principal payments on capital leases	(3,405)	(2,505)
Repayment of debt assumed in acquisitions and other	(6,445)	(2,297)
Net cash provided by financing activities	562,830	385,877
Effect of exchange rate changes on cash and cash equivalents	51	(45)
Net increase in cash and cash equivalents	270,822	251,775
Cash and cash equivalents at beginning of period	226,866	44,876
Cash and cash equivalents at end of period	$497,688	$296,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
Supplemental disclosures of cash flow information
Cash paid for interest	$971	$469
Cash paid for income taxes	$667	$1,208
Noncash investing and financing activities
Other receivables related to stock option exercises	$94	$—
Vesting of early exercised stock options	$—	$453
Accrued unpaid issuance costs related to convertible senior notes	$760	$—
Accrued unpaid issuance costs related to initial public offering	$—	$400
Accrued unpaid purchase price related to acquisitions	$—	$2,729
Accrued unpaid capital expenditures	$7,779	$6,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2020
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 2020	—	$—	—	$—	—	$—	145,554,351	$142	$986,232	$(1,571)	$(548,700)	$436,103
Exercise of employee stock options	—	—	—	—	—	—	2,857,497	3	16,757	—	—	16,760
Release of restricted stock units	—	—	—	—	—	—	1,119,546	—	—	—	—	—
Issuance of shares from share purchase plan	—	—	—	—	—	—	448,488	—	7,561	—	—	7,561
Stock-based compensation	—	—	—	—	—	—	—	—	25,015	—	—	25,015
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	—	—	118,662	—	—	118,662
Purchase of capped calls related to convertible senior notes	—	—	—	—	—	—	—	—	(61,870)	—	—	(61,870)
Other comprehensive gain	—	—	—	—	—	—	—	—	—	414	—	414
Net loss	—	—	—	—	—	—	—	—	—	—	(32,159)	(32,159)
Balance at October 31, 2020	—	$—	—	$—	—	$—	149,979,882	$145	$1,092,357	$(1,157)	$(580,859)	$510,486

	Three Months Ended October 31, 2019
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 2019	—	$—	—	$—	—	$—	126,920,943	$127	$809,014	$(2,127)	$(409,483)	$397,531
Release of restricted stock units	—	—	—	—	—	—	455,328	—	—	—	—	—
Payments for employee taxes withheld upon vesting of restricted stock units	—	—	—	—	—	—	—	(2)	(15,590)	—	—	(15,592)
Exercise of employee stock options	—	—	—	—	—	—	728,593	2	3,431	—	—	3,433
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	69	—	—	69
Repurchase of early exercised stock options	—	—	—	—	—	—	(198)	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	48,616	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	37,155	—	—	37,155
Other comprehensive gain	—	—	—	—	—	—	—	—	—	1,368	—	1,368
Net loss	—	—	—	—	—	—	—	—	—	—	(39,620)	(39,620)
Balance at October 31, 2019	—	$—	—	$—	—	$—	128,153,282	$127	$834,079	$(759)	$(449,103)	$384,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2020
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2020	—	$—	—	$—	—	$—	132,346,402	$132	$878,843	$(206)	$(480,973)	$397,796
Exercise of employee stock options	—	—	—	—	—	—	12,710,980	12	57,442	—	—	57,454
Release of restricted stock units	—	—	—	—	—	—	3,882,280	—	—	—	—	—
Issuance of shares from share purchase plan	—	—	—	—	—	—	1,040,220	1	17,827	—	—	17,828
Stock-based compensation	—	—	—	—	—	—	—	—	81,453	—	—	81,453
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	—	—	118,662	—	—	118,662
Purchase of capped calls related to convertible senior notes	—	—	—	—	—	—	—	—	(61,870)	—	—	(61,870)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(951)	—	(951)
Net loss	—	—	—	—	—	—	—	—	—	—	(99,886)	(99,886)
Balance at October 31, 2020	—	$—	—	$—	—	$—	149,979,882	$145	$1,092,357	$(1,157)	$(580,859)	$510,486

	Nine Months Ended October 31, 2019
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2019	72,482,609	$72	29,755,883	$30	3,000	$—	—	$—	$363,076	$(1,096)	$(368,640)	$(6,558)
Issuance of Series F preferred shares, net of issuance costs	4,666,666	5	—	—	—	—	—	—	69,843	—	—	69,848
Release of restricted stock units	—	—	—	—	—	—	455,328	—	—	—	—	—
Payments for employee taxes withheld upon vesting of restricted stock units	—	—	—	—	—	—	—	(2)	(15,590)	—	—	(15,592)
Exercise of employee stock options	—	—	1,370,818	1	—	—	2,617,886	4	16,446	—	—	16,451
Conversion of common stock	—	—	(31,126,701)	(31)	(3,000)	—	31,129,701	31	—	—	—	—
Conversion of preferred stock	(77,149,275)	(77)	—	—	—	—	77,149,275	77	—	—	—	—
Proceeds from initial public offering, net of issuance and underwriter's discounts and commissions and concurrent private placement	—	—	—	—	—	—	16,680,000	17	319,555	—	—	319,572
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	453	—	—	453
Repurchase of early exercised stock options	—	—	—	—	—	—	(823)	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	121,915	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	80,296	—	—	80,296
Other comprehensive gain	—	—	—	—	—	—	—	—	—	337	—	337
Net loss	—	—	—	—	—	—	—	—	—	—	(80,463)	(80,463)
Balance at October 31, 2019	—	$—	—	$—	—	$—	128,153,282	$127	$834,079	$(759)	$(449,103)	$384,344

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
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods covered by the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to revenue recognition, stock-based compensation expense, including estimation of the grant date fair value of the common stock, allowance for doubtful accounts, the fair value of the liability and equity components of the convertible senior notes, the assessment of the recoverability of long-lived assets (goodwill and identified intangible assets), lease exit charges and contingencies. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.
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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

JOBS Act Accounting Election
The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Effective January 31, 2021, the Company will no longer meet the definition of an EGC. Accordingly, as of January 31, 2021, the Company will be required to comply with the effective accounting standards as described in "Recently Issued Accounting Pronouncements," which the Company is currently evaluating.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and trade and other receivables. For cash, cash equivalents and marketable securities, the Company is exposed to credit risk in the event of default to the extent of the amounts recorded on the unaudited condensed consolidated balance sheets. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.
The Company does not require collateral for trade receivables. No customer accounted for 10% or more of total revenues for the three and nine months ended October 31, 2020 and 2019. No customer accounted for 10% or more of trade and other receivables, net as of October 31, 2020 and 2019.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended January 31, 2020. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended October 31, 2020 except as noted herein.
Convertible Senior Notes
In September 2020 the Company issued 0.125% convertible senior notes due September 15, 2025 (the Notes), for an aggregate principal amount of $575.0 million to qualified institutional buyers. The Company accounts for these Notes as separate components of liability and equity. The carrying amount of the liability component was included in convertible senior notes, net in the unaudited condensed consolidated balance sheets and was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. This difference represents the debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The gross carrying amount of the equity component was included in additional paid-in capital in the unaudited condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
Recently Issued Accounting Pronouncements
In February 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended, which requires lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a similar manner to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. In the fourth quarter of fiscal year 2021, the guidance will be required to be adopted by the Company for its fiscal year ending January 31, 2021. While the Company is evaluating the accounting, transition and disclosure requirements of the standard, the Company anticipates the recognition of additional assets and corresponding liabilities related to the leases on its balance sheets.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. In the fourth quarter of fiscal year 2021, the guidance will be required to be adopted by the Company for its fiscal year ending January 31, 2021. The Company is in the process of evaluating the impact of this accounting standard.
In August 2017 the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as amended. The ASU is intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In the fourth quarter of fiscal year 2021, the guidance will be required to be adopted by the Company for its fiscal year ending January 31, 2021. The Company is in the process of evaluating the impact of this accounting standard.
In August 2020 the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for the Company for fiscal year ending January 31, 2023 and interim periods within that fiscal year. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company is in the process of evaluating the impact of this accounting standard.
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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Contract Balances and Remaining Performance Obligations
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $4.0 million and $2.1 million as of October 31, 2020 and January 31, 2020, respectively. These balances are included within trade and other receivables, net, on the unaudited condensed consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of services being provided. The Company recognized revenue of $94.4 million and $224.1 million during the three and nine months ended October 31, 2020, respectively, and $77.4 million and $167.7 million for the three and nine months ended October 31, 2019, respectively, that were included in the deferred revenue balances at the beginning of the respective periods.
The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less, which includes certain professional service contracts.
Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, and amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2020 the Company's remaining performance obligations were $731.9 million, approximately 47% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2020 the Company's remaining performance obligations were $679.0 million, approximately 51% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue by Geographic Region
The following table sets forth revenue by geographic region based on the billing address of the customers' parent for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
North America	$93,512	$78,209	$268,944	$221,543
EMEA	17,414	16,771	51,641	48,104
Other	10,032	8,094	28,589	22,716
Total	$120,958	$103,074	$349,174	$292,363
The United States comprised 73% of the Company's revenue during each of the three and nine months ended October 31, 2020, and comprised 73% and 72% during the three and nine months ended October 31, 2019, respectively. No other country comprised 10% or greater of the Company's revenue during each of the three and nine months ended October 31, 2020 and 2019.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
All of the Company's cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company's cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables represents the fair value of assets and liabilities measured at fair value on a recurring basis using the above hierarchy (in thousands):

	October 31, 2020				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$356,737	$—	$—	$356,737	$92,272	$—	$—	$92,272
Corporate notes and bonds	—	505	—	505	—	—	—	—
Commercial paper	—	30,192	—	30,192	—	17,667	—	17,667
U.S. government and agency securities	—	16,998	—	16,998	—	17,978	—	17,978
Total cash equivalents	356,737	47,695	—	404,432	92,272	35,645	—	127,917
Marketable securities:
Corporate notes and bonds	—	29,802	—	29,802	—	5,674	—	5,674
Commercial paper	—	31,974	—	31,974	—	13,713	—	13,713
U.S. government and agency securities	—	97,643	—	97,643	—	97,446	—	97,446
Total marketable securities	—	159,419	—	159,419	—	116,833	—	116,833
Derivative assets	—	623	—	623	—	683	—	683
Total assets measured at fair value	$356,737	$207,737	$—	$564,474	$92,272	$153,161	$—	$245,433
Liabilities:
Derivative liabilities	$—	$794	$—	$794	$—	$342	$—	$342
Total liabilities measured at fair value	$—	$794	$—	$794	$—	$342	$—	$342
Convertible Senior Notes
In September 2020 the Company issued $575.0 million aggregate principal amount 0.125% convertible senior notes due 2025 as described in Note 9, Debt. As of October 31, 2020 the fair value of these Notes was approximately $591.7 million. The fair value was determined based on the quoted price for the Notes in an over-the-counter market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
4. Cash Equivalents and Marketable Securities
As of October 31, 2020 cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$356,737	$—	$—	$356,737
Corporate notes and bonds	30,318	—	(11)	30,307
Commercial paper	62,166	—	—	62,166
U.S. government and agency securities	114,646	—	(5)	114,641
Total	$563,867	$—	$(16)	$563,851
Included in cash and cash equivalents	$404,432	$—	$—	$404,432
Included in marketable securities	$156,351	$—	$(14)	$156,337
Included in other noncurrent assets	$3,084	$—	$(2)	$3,082

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2020 cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$92,272	$—	$—	$92,272
Corporate notes and bonds	5,665	9	—	5,674
Commercial paper	31,379	—	—	31,379
U.S. government and agency securities	115,412	13	—	115,425
Total	$244,728	$22	$—	$244,750
Included in cash and cash equivalents	$127,917	$—	$—	$127,917
Included in marketable securities	$116,811	$22	$—	$116,833
As of October 31, 2020 marketable securities of $156.3 million had a stated maturity date of less than one year and marketable securities of $3.1 million had a stated maturity date of greater than one year. All marketable securities as of January 31, 2020 had a stated maturity date of less than one year.
5. Derivative Instruments
Cash Flow Hedges
As of October 31, 2020 and January 31, 2020 the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $4.2 million and $5.8 million, respectively. All contracts have maturities not greater than 13 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the three and nine months ended October 31, 2020 and 2019 all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges
As of October 31, 2020 and January 31, 2020 the Company had outstanding forward contracts with total notional values of $25.5 million and $23.5 million, respectively. All contracts have maturities not greater than 13 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	October 31, 2020	January 31, 2020
Derivative assets (recorded in prepaid expenses and other current assets):
Foreign currency forward contracts designated as cash flow hedges	$191	$384
Foreign currency forward contracts not designated as hedges	432	299
Derivative liabilities (recorded in accrued expenses and other current liabilities):
Foreign currency forward contracts designated as cash flow hedges	$397	$76
Foreign currency forward contracts not designated as hedges	397	266

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss (OCI) Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2020	2019	2020	2019
Gains (losses) recognized in OCI (effective portion)	Change in unrealized gains (losses) on cash flow hedges, net of tax	$16	$374	$(660)	$(237)
Gains reclassified from OCI into income (effective portion)	Revenues	166	131	459	350
Gains (losses) reclassified from OCI into income (effective portion)	General and administrative	53	(365)	(146)	(504)
Losses recognized in income (amount excluded from effectiveness testing and ineffective portion)	Interest income and other income (expense), net	(15)	(42)	(73)	(105)
Of the gains (losses) recognized in OCI for the effective portion of foreign currency forward contracts designated as cash flow hedges as of October 31, 2020, $0.2 million is expected to be reclassified out of OCI within the next 12 months.
Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
Derivative Type		2020	2019	2020	2019
Foreign currency forward contracts not designated as hedges	Interest income and other income (expense), net	$(214)	$124	$(1,331)	$80
As of October 31, 2020 information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$5	$—	$5	$(5)	$—	$—
Counterparty B	618	—	618	(618)	—	—
Total	$623	$—	$623	$(623)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$29	$—	$29	$(5)	$—	$24
Counterparty B	765	—	765	(618)	—	147
Total	$794	$—	$794	$(623)	$—	$171
As of January 31, 2020 information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$102	$—	$102	$(5)	$—	$97
Counterparty B	581	—	581	(337)	—	244
Total	$683	$—	$683	$(342)	$—	$341

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$5	$—	$5	$(5)	$—	$—
Counterparty B	337	—	337	(337)	—	—
Total	$342	$—	$342	$(342)	$—	$—

6. Business Combinations
On September 14, 2020 the Company acquired Sense360 Inc. (Sense360), a privately-held company, for a purchase price of $45.7 million in cash. Sense360 provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why.
On September 8, 2020 the Company acquired StellaServices Inc. (Stella Connect), a privately-held company, for a purchase price of $99.6 million in cash. Stella Connect is a customer feedback and quality management platform that helps customer support teams to analyze and improve performance in real time.
On May 1, 2020 the Company acquired Voci Technologies, Inc. (Voci), a privately-held company, for a purchase price of $59.6 million in cash. Voci is a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience.
On February 19, 2020 the Company acquired LivingLens Enterprise Ltd. (LivingLens), a privately-held company, for a purchase price of $26.8 million in cash. LivingLens provides a video feedback platform to humanize feedback and bring the voice of the customer and employee to life.
On October 3, 2019 the Company acquired Crowdicity Limited (Crowdicity), a privately-held company, for a purchase price of $16.6 million in cash. Crowdicity is an idea and innovation management platform.
On September 23, 2019 the Company acquired Zingle Inc. (Zingle), a privately-held company, for a purchase price of $47.3 million in cash. Zingle is a leading multi-channel mobile messaging and customer engagement solution.
On July 15, 2019 the Company acquired Promoter.io Inc. (Promoter.io), a privately-held company, for a purchase price of $2.3 million in cash. Promoter.io is a Net Promoter Score (NPS) platform for small and medium sized businesses that can measure loyalty and customer sentiment using the NPS.
On June 17, 2019 the Company acquired Cooladata Ltd. (Cooladata), a privately-held company, for a purchase price of $7.6 million in cash. Cooladata is a cloud-based behavioral analytics platform that can derive and predict customer sentiment.
On May 16, 2019 the Company acquired Strikedeck Inc. (Strikedeck), a privately-held company, for a purchase price of $11.0 million in cash. Strikedeck is a customer success platform for business-to-business customers.
The above transactions were each accounted for as business combinations. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The fair value of developed technologies was determined using either the Multiple Period Excess Earnings Method or the Royalty Relief Method, the fair value of customer relationships was determined by using the Multiple Period Excess Earnings Method, the fair value of trademarks was determined using the Royalty Relief Method, and the fair value of backlog was determined using the Multiple Period Excess Earnings Method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill resulting from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisitions will be deductible for income tax purposes.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company is in the process of settling working capital adjustments for Sense360, Stella Connect, Voci, and LivingLens, and therefore the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein.
The following table summarizes the purchase consideration, net of cash acquired, and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration, Net of Cash Acquired	Net Liabilities Assumed	Identifiable Intangible Assets	Goodwill
Sense360	$45,273	$(351)	$10,500	$35,124
Stella Connect	98,822	(3,478)	20,800	81,500
Voci	55,285	(1,259)	12,600	43,944
LivingLens	25,894	(406)	5,700	20,600
Crowdicity	15,865	(2,350)	4,811	13,404
Zingle	42,702	(665)	8,715	34,652
Promoter.io	1,694	(431)	900	1,225
Cooladata	7,346	(2,784)	4,600	5,530
Strikedeck	10,498	(439)	4,000	6,937
The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Developed Technology	Customer Relationships	Other(1)
Sense360	$5,000	$5,200	$300
Stella Connect	9,400	10,000	1,400
Voci	7,700	4,600	300
LivingLens	3,100	2,200	400
Crowdicity	2,406	2,105	300
Zingle	4,915	3,000	800
Promoter.io	700	—	200
Cooladata	4,600	—	—
Strikedeck	4,000	—	—
(1) Other includes trademarks and backlog.
The useful lives of developed technology, customer relationships and other are five years, five years and one to five years, respectively.
The financial results for the above acquisitions are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through October 31, 2020.
The pro forma impact of these acquisitions on unaudited condensed consolidated revenue, income (loss) from operations and net loss was not material.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Goodwill and Intangible Assets, Net
Goodwill represents the excess of the purchase price in a business combination of the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. The changes in goodwill are as follows (in thousands):

Balance as of January 31, 2019	$16,745
Acquisitions	61,748
Foreign currency exchange	831
Balance as of January 31, 2020	79,324
Acquisitions	181,168
Foreign currency exchange	70
Balance as of October 31, 2020	$260,562
The changes in intangible assets for fiscal 2021 and the net book value of intangible assets as of October 31, 2020 and January 31, 2020 were as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2020	Identifiable Intangible Assets Acquired(1)	October 31, 2020	January 31, 2020	Amortization Expense	October 31, 2020	January 31, 2020	October 31, 2020	Weighted Average Remaining Useful Life (years)
Developed technology	$18,670	$25,208	$43,878	$(3,473)	$(4,252)	$(7,725)	$15,197	$36,153	4.4
Customer relationships	5,237	22,003	27,240	(351)	(1,978)	(2,329)	4,886	24,911	4.6
Other(2)	1,320	2,401	3,721	(97)	(529)	(626)	1,223	3,095	2.6
	$25,227	$49,612	$74,839	$(3,921)	$(6,759)	$(10,680)	$21,306	$64,159	4.4
(1) Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translation.
(2) Other includes trademarks and backlog.
The changes in intangible assets for fiscal 2020 and the net book value of intangible assets as of January 31, 2020 and January 31, 2019 were as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2019	Identifiable Intangible Assets Acquired(1)	January 31, 2020	January 31, 2019	Amortization Expense	January 31, 2020	January 31, 2019	January 31, 2020	Weighted Average Remaining Useful Life (years)
Developed technology	$1,900	$16,770	$18,670	$(1,594)	$(1,879)	$(3,473)	$306	$15,197	4.5
Customer relationships	—	5,237	5,237	—	(351)	(351)	—	4,886	4.7
Other(2)	—	1,320	1,320	—	(97)	(97)	—	1,223	4.6
	$1,900	$23,327	$25,227	$(1,594)	$(2,327)	$(3,921)	$306	$21,306	4.6
(1) Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translation.
(2) Other includes trademarks.
The total amortization expense for intangible assets was $3.2 million and $6.7 million for the three and nine months ended October 31, 2020, respectively, and was $0.8 million and $1.1 million for the three and nine months ended October 31, 2019, respectively.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Amortization expense related to the intangible assets is as follows (in thousands):

Year Ending January 31:
Remainder of 2021	$3,991
2022	15,240
2023	14,211
2024	14,211
2025	12,106
Thereafter	4,400
Total	$64,159
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
Commissions earned and capitalized during the three and nine months ended October 31, 2020 were $13.1 million and $32.8 million, respectively, and during the three and nine months ended October 31, 2019 were $8.2 million and $24.0 million, respectively. Amortization expense for deferred commissions during the three and nine months ended October 31, 2020 were $6.9 million and $19.2 million, respectively, and for the three and nine months ended October 31, 2019 were $4.9 million and $13.6 million, respectively.
Property and Equipment, Net
The table below summarizes property and equipment which consists of the following (in thousands):

	October 31, 2020	January 31, 2020
Computer equipment and software	$71,277	$56,758
Furniture, fixtures and equipment	1,078	1,028
Leasehold improvements	8,271	6,941
Equipment acquired under capital leases	17,615	11,687
Construction-in-progress	4,001	3,113
Total property and equipment, gross	102,242	79,527
Less accumulated depreciation and amortization	(57,722)	(44,648)
Property and equipment, net	$44,520	$34,879
Depreciation and amortization expense during the three and nine months ended October 31, 2020 totaled $4.8 million and $13.1 million, respectively, and during the three and nine months ended October 31, 2019 totaled $3.4 million and $9.7 million, respectively. This depreciation and amortization includes depreciation of assets recorded under capital leases of $1.3 million and $3.2 million for the three and nine months ended October 31, 2020, respectively, and $1.0 million and $2.6 million for the three and nine months ended October 31, 2019, respectively.
Property and equipment located outside the U.S. was $16.8 million and $13.4 million as of October 31, 2020 and January 31, 2020, respectively.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During the fiscal year ended January 31, 2020 the Company recorded a net gain of approximately $4.0 million as a result of the termination of its lease for its former corporate headquarters which included the gain on the reversal of deferred rent of $34.5 million, partially offset by the impairment of property and equipment of $20.7 million and cash payments associated with the termination and other fees of $9.8 million.
Accrued Expenses and Other Current Liabilities
The table below summarizes accrued expenses and other current liabilities which consists of the following (in thousands):

	October 31, 2020	January 31, 2020
Capital leases, current	$5,746	$4,316
Lease exit liability	4,164	—
Federal, state and local taxes	5,565	3,932
Indemnity holdback related to acquisitions	1,710	1,573
Other	13,933	10,447
Accrued expenses and other current liabilities	$31,118	$20,268
Accrued Compensation
The table below summarizes accrued compensation which consists of the following (in thousands):

	October 31, 2020	January 31, 2020
Accrued salaries and bonus	$6,354	$8,312
Accrued commissions	9,672	11,280
Accrued vacation	4,556	3,906
Employee stock purchase plan	2,352	8,693
Payroll taxes	6,491	4,969
Accrued compensation	$29,425	$37,160

9. Debt
Convertible Senior Notes
In September 2020 the Company issued 0.125% convertible senior notes due September 15, 2025, for an aggregate principal amount of $575.0 million in a private placement to qualified institutional buyers. The Notes are senior unsecured obligations and interest is payable in cash in arrears at a fixed rate of 0.125% on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes will mature on September 15, 2025, unless repurchased, redeemed, or converted pursuant to the terms of the Notes.
The terms of the Notes are governed by an Indenture (the Indenture) by and between the Company and U.S. Bank National Association, as trustee.
The initial conversion rate of the Notes is 25.4113 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $39.35 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events in accordance with the Indenture.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company may redeem for cash all or any portion of the Notes, at its option, on or after September 20, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereto, but excluding, the redemption date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption. No sinking fund is provided for the Notes.
Holders of the Notes may convert all or a portion of their Notes prior to the close of business on the business day immediately preceding June 15, 2025 in multiples of $1,000 principal amount, only under the following circumstances (the conditional conversion feature):
•during any fiscal quarter commencing after January 31, 2021 and only during such fiscal quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of the Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on each such trading day;
•upon the Company’s notice that it is redeeming any Notes, the Notes the Company calls for redemption (or, at the Company’s election, all outstanding Notes) may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as described in the Indenture.
On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders of the Notes may convert all or any portion of their Notes regardless of the foregoing conditions, and such conversions will settle upon maturity. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The Company intends to settle the principal amount of the Notes using cash.
Holders of the Notes who convert their Notes in connection with such make-whole fundamental change or during the relevant redemption period (each as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, subject to certain conditions, holders of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
As of October 31, 2020 the Notes are classified as noncurrent in the unaudited condensed consolidated balance sheets since the criteria for conversion was not met.
The Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component of $122.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. This difference represents the debt discount that is amortized to interest expense over the term of the Notes at an effective interest rate of 5.00%.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company allocated the total amount of issuance costs incurred to the liability and equity components based on the respective values of the liability and equity components of the Notes. Issuance costs attributable to the liability component were recorded as a reduction to the convertible senior notes, net in the unaudited condensed consolidated balance sheets and are being amortized to interest expense over the term of the Notes using the effective interest rate method. The issuance costs attributable to the equity component were recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated balance sheets. Upon issuance of the Notes, the Company recorded liability issuance costs of $13.2 million and equity issuance costs of $3.6 million.
The net carrying amount of the liability component of the Notes recorded in convertible senior notes, net in the unaudited condensed consolidated balance sheets was as follows (in thousands):

October 31, 2020
Principal	$575,000
Unamortized debt discount	(119,954)
Unamortized issuance costs	(12,961)
Net carrying amount of the liability component	$442,085
The net carrying amount of the equity component of the Notes recorded in additional paid-in capital in the unaudited condensed consolidated balance sheets was $118.7 million, net of issuance costs of $3.6 million as of October 31, 2020.
The following table sets forth the interest expense related to the Notes recognized in interest income and other income (expense), net on the unaudited condensed consolidated statements of operations (in thousands):

Three and Nine Months Ended October 31, 2020
Contractual interest expense	$84
Amortization of debt discount	2,532
Amortization of issuance costs	230
Total interest expense related to the Notes	$2,846
Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the Capped Calls) with respect to its common stock at a cost of approximately $61.9 million. The Capped Calls each have an initial strike price of approximately $39.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.6 million shares of the Company’s common stock. The Capped Calls were purchased in order to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the Notes, subject to a cap of $58.30 per share and certain adjustments. The Capped Calls settle in components with the last component scheduled to expire on September 11, 2025 and are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, failures to deliver, insolvency filings, and hedging disruptions.
The Capped Calls are separate transactions and are not part of the terms of the Notes. The $61.9 million paid for the Capped Calls was included as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets because they are not designated as separate derivative financial instruments.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Wells Fargo Bank Revolving Line of Credit
On September 4, 2020 the Company entered into the Wells Fargo Bank, National Association (Wells Fargo) credit facility to provide for a senior secured revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at the Company’s option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. The Company is required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit.
As of October 31, 2020 $50.0 million was available for borrowing under the revolving line of credit. As of October 31, 2020 the Company was in compliance with the financial covenants contained in the revolving line of credit.
Silicon Valley Bank Revolving Line of Credit
The Company maintained a revolving line of credit that matured in September 2020 and provided for aggregate borrowings of up to $50.0 million. On September 4, 2020 the Company paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. The Company continues to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.5 million outstanding as of October 31, 2020.
10. Commitments and Contingencies
Operating Leases
The Company leases certain office and data center facilities which are operating leases that expire between fiscal 2020 to 2028. Certain of the Company's leases include options to renew with terms of up to five years. There have been no material changes to the Company's contractual lease obligations from those disclosed in Item 7 of the Company's Form 10-K for the year ended January 31, 2020 and Form 10-Q for the quarter ended April 30, 2020 except as noted herein.
Rent expense during the three and nine months ended October 31, 2020 was $2.3 million and $11.8 million, respectively, and for the three and nine months ended October 31, 2019 was $3.6 million and $10.8 million, respectively.
During the nine months ended October 31, 2020 the Company exited from its office space in San Mateo and a portion of its office space in Pleasanton, California and recorded lease exit charges of $7.6 million. During the three months ended October 31, 2020 a portion of the office space in Pleasanton, California was sublet to a third party. The office space in San Mateo is currently being marketed for sublease. These lease exit charges are included in general and administrative expense in the unaudited condensed consolidated statements of operations and represent the present value of remaining lease obligation on the cease use dates, that occurred during the second quarter of 2020, net of estimated sublease income.
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
11. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company recorded income tax benefits of $0.6 million and $0.5 million for the three and nine months ended October 31, 2020, respectively, and income tax benefits of $46 thousand and income tax expense of $0.9 million for the three and nine months ended October 31, 2019, respectively. During the three months ended October 31, 2020 income tax benefit increased by $0.6 million, as compared to the three months ended October 31, 2019, primarily due to the U.S. valuation allowance release as a result of the Stella Connect and Sense360 acquisitions. During the nine months ended October 31, 2020 income tax expense decreased by $1.3 million, as compared to the nine months ended October 31, 2019, primarily due to the U.S. valuation allowance release as a result of the Stella Connect and Sense360 acquisitions, and excess tax benefits from stock-based compensation deductions in the United Kingdom.
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
12. Equity Incentive Plans
Equity Incentive Plans
The Plan activity is as follows:

Nine Months Ended October 31, 2020
Opening balance	23,050,732
Shares authorized(1)	6,617,320
Options and RSUs granted	(4,274,568)
Cancelled shares	1,270,877
Ending balance	26,664,361
(1) Reflects an automatic increase to the number of shares of common stock reserved for issuance pursuant to future awards under the 2019 Plan, which annual increase is provided for in the 2019 Plan.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The stock-based compensation expense by line item in the unaudited condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of subscription revenue	$870	$948	$2,725	$2,104
Cost of professional services revenue	2,552	2,708	7,954	5,955
Research and development expense	4,610	6,292	20,829	11,533
Sales and marketing expense	10,350	8,948	28,431	18,916
General and administrative expense	6,633	18,259	21,514	41,788
Total stock-based compensation	$25,015	$37,155	$81,453	$80,296
Option Activity
The following table summarizes the stock option activity:

	Options Outstanding
	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2020	41,935,173	$5.47	7.29	$954,124
Options exercised	(12,710,980)	4.52		304,448
Options cancelled or expired	(722,413)	6.69
Balance as of October 31, 2020	28,501,780	$5.86	6.96	$643,884
Exercisable as of October 31, 2020	18,985,268	$5.51	6.55	$435,592
The weighted-average grant-date fair value of stock options granted during the nine months ended October 31, 2020 and 2019 was nil and $5.38 per share, respectively. The grant date fair value of stock options vested during the nine months ended October 31, 2020 and 2019 was $17.4 million and $28.1 million, respectively.
As of October 31, 2020 total unrecognized compensation expense related to stock options was $26.8 million and will be recognized over a weighted-average remaining period of 1.8 years.
Restricted Stock Units Activity
The following table summarizes restricted stock unit activities:

	Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 31, 2020	9,019,681	$16.07	826,333	$13.95
Stock units granted	3,924,623	24.49	349,945	22.30
Stock units vested	(3,882,280)	15.84	—	—
Stock units cancelled and expired	(481,264)	20.83	(67,200)	13.41
Balance as of October 31, 2020	8,580,760	$19.75	1,109,078	$16.62
As of October 31, 2020 total unrecognized compensation expense related to the RSUs was $135.5 million and will be recognized over a weighted-average remaining period of 2.2 years. Certain RSUs, in addition to the satisfaction of the service-based performance vesting conditions, also require the fulfillment of performance vesting conditions which include subscription revenue growth targets and a combination of subscription revenue growth and operating margin targets.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Employee Stock Purchase Plan
The fair value of each Employee Stock Purchase Plan (ESPP) share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

October 31, 2020
Risk-free interest rate	0.1%
Expected volatility	67%
Expected term (in years)	0.5
Expected dividend rate	—
The fair value of stock purchase rights granted under the ESPP during the six-month period from September 16, 2020 was $9.25 per share. As of October 31, 2020 the Company had $2.6 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.4 years.
13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(32,159)	$(39,620)	$(99,886)	$(80,463)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,930	127,715	142,179	67,735
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.31)	$(0.70)	$(1.19)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Stock options	28,502	46,466	28,502	46,466
Restricted stock units	9,690	9,659	9,690	9,659
ESPP	377	686	377	686
Unvested early exercises subject to repurchase	—	7	—	7
Convertible senior notes (if-converted)	14,611	—	14,611	—
Total	53,180	56,818	53,180	56,818

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
Our SaaS (software-as-a-service) platform, the Medallia Experience Cloud, is built on modern technology and open architecture, utilizing AI (artificial intelligence) and machine learning to analyze massive amounts of data. We capture experience data from the expanding signal fields emitted by customers and employees on their daily journeys so that our customers can understand and manage omni-channel experiences. We utilize our proprietary in-memory analytics, dynamic organizational hierarchy management, and AI technology to analyze the structured and unstructured data at great scale with enterprise grade security and privacy deriving themes and predictive insights that drive action in live time. Using our technology, enterprises reduce churn, turn detractors into promoters and buyers, and create in-the-moment cross-sell and up-sell opportunities, providing higher returns on investment.
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

In December 2019 a novel strain of Coronavirus disease (COVID-19) was reported and in January 2020 the World Health Organization (WHO) declared the outbreak a “Public Health Emergency of International Concern.” In February 2020 the WHO raised the COVID-19 threat level from high to very high at a global level and in March 2020 the WHO characterized the COVID-19 as a pandemic. The COVID-19 pandemic has impacted our business, and its full impact is still uncertain and may negatively affect our subscription bookings and results of operations in future periods. The extent to which the COVID-19 pandemic may impact our future financial condition or results of operations remains uncertain. Also, we may experience curtailed customer demand for our platform, reduced customer spending or contract duration or lengthened payment terms that could materially adversely impact our business, results of operations and overall financial performance in future periods. While our subscription revenue is relatively predictable, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods.

The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers' and our sales cycles; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees; how quickly and to what extent normal economic and operating activities can resume; and effect on our partners and vendors, all of which are uncertain and difficult to predict. In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters), mandated our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events, including our Medallia Experience 2020 conference, to virtual-only, and we may similarly alter, postpone or cancel events in the future. These changes remain in effect in the fourth quarter of fiscal 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the impact and possible continued impact of the COVID-19 pandemic on our business.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customers
We measure and track the number of customers, and we believe the number of customers is useful information to investors, because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. As of October 31, 2020 and 2019 we had 1,010 and 698 customers, respectively. If we count as a single customer, all subsidiaries and divisions of a single parent, then as of October 31, 2020 and 2019 we had 737 and 467 customers, respectively.
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

The following table sets forth our subscription billings and growth rate, and provides a reconciliation of subscription revenue to subscription billings, for the periods presented:

	Trailing Twelve Months Ended October 31,
	2020	2019

	(in thousands, except percentages)
Subscription revenue	$364,918	$293,882
Increase in subscription deferred revenue	30,205	35,448
Decrease in contract assets	119	1,370
Subscription billings	$395,242	$330,700
Subscription billings growth rate	20%	24%
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
Dollar-based Net Revenue Retention
We use a dollar-based net revenue retention rate to measure our ability to retain and expand business generated from our existing customers. Our dollar-based net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, calculated on a trailing twelve-month basis. We focus on a dollar-based net revenue retention rate metric, and we believe it is useful information to investors, because it captures the full impact on revenue of customers expanding, decreasing or ending their subscriptions. Our dollar-based net revenue retention rate as of October 31, 2020 and 2019 was 115% and 118%, respectively, on a trailing twelve-month basis.
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
Sales and Marketing
Sales and marketing expenses primarily consists of personnel-related expenses including stock-based compensation expense, travel expense and allocated overhead expenses and marketing and promotional activities expenses including our annual Experience conference, advertising, facility and training costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We intend to continue to invest in sales and marketing to help drive the growth of our business. During the short term we expect to see a decline in travel expenses as well as marketing costs due to the COVID-19 pandemic as we focus our marketing and sales events on virtual platforms. However, we expect our sales and marketing expenses will increase in future periods as we ramp up our sales efforts.
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
Interest Income and Other Income (Expense), net
Interest income and other income (expense), net consists primarily of interest income, interest expense, accretion of the debt discount and amortization of the issuance costs on the convertible senior notes, interest expense on the revolving line of credit and net foreign currency exchange gains (losses).
Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes on foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance on our federal and state deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see "Note 11: Income Taxes," included in this Quarterly Report on Form 10-Q, in our notes to the unaudited condensed consolidated financial statements.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	$96,936	$79,749	$278,759	$226,008
Professional services	24,022	23,325	70,415	66,355
Total revenue	120,958	103,074	349,174	292,363
Cost of revenue:
Subscription(1)	21,065	16,296	57,539	44,456
Professional services(1)	22,783	22,299	67,044	61,617
Total cost of revenue	43,848	38,595	124,583	106,073
Gross profit	77,110	64,479	224,591	186,290
Operating expenses:
Research and development(1)	28,034	26,321	88,203	68,630
Sales and marketing(1)	58,333	47,067	162,290	127,152
General and administrative(1)	20,288	32,758	70,923	72,672
Total operating expenses	106,655	106,146	321,416	268,454
Loss from operations	(29,545)	(41,667)	(96,825)	(82,164)
Interest income and other income (expense), net	(3,247)	2,001	(3,520)	2,574
Loss before provision for (benefits from) income taxes	(32,792)	(39,666)	(100,345)	(79,590)
Provision for (benefits from) income taxes	(633)	(46)	(459)	873
Net loss	$(32,159)	$(39,620)	$(99,886)	$(80,463)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of subscription revenue	$870	$948	$2,725	$2,104
Cost of professional services revenue	2,552	2,708	7,954	5,955
Research and development expense	4,610	6,292	20,829	11,533
Sales and marketing expense	10,350	8,948	28,431	18,916
General and administrative expense	6,633	18,259	21,514	41,788
Total stock-based compensation	$25,015	$37,155	$81,453	$80,296

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	80%	77%	80%	77%
Professional services	20%	23%	20%	23%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	17%	16%	16%	15%
Professional services	19%	22%	19%	21%
Total cost of revenue	36%	37%	36%	36%
Gross profit	64%	63%	64%	64%
Operating expenses:
Research and development	23%	26%	25%	23%
Sales and marketing	48%	46%	46%	43%
General and administrative	17%	32%	20%	25%
Total operating expenses	88%	103%	92%	92%
Loss from operations	(24)%	(40)%	(28)%	(28)%
Interest income and other income (expense), net	(3)%	2%	(1)%	1%
Loss before provision for (benefits from) income taxes	(27)%	(38)%	(29)%	(27)%
Provision for (benefits from) income taxes	—%	—%	—%	—%
Net loss	(27)%	(38)%	(29)%	(27)%
Three and Nine Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Subscription	$96,936	$79,749	$17,187	22%	$278,759	$226,008	$52,751	23%
Professional services	24,022	23,325	697	3%	70,415	66,355	4,060	6%
Total revenue	$120,958	$103,074	$17,884	17%	$349,174	$292,363	$56,811	19%
Total revenue was $121.0 million for the three months ended October 31, 2020 compared to $103.1 million for the three months ended October 31, 2019, which is an increase of $17.9 million, or 17%. Total revenue was $349.2 million for the nine months ended October 31, 2020 compared to $292.4 million for the nine months ended October 31, 2019, which is an increase of $56.8 million, or 19%.
Subscription revenue accounted for 80% of total revenue for each of the three and nine months ended October 31, 2020 and 77% of total revenue for each of the three and nine months ended October 31, 2019, respectively. Subscription revenue increased by $17.2 million, or 22%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. Subscription revenue increased $52.8 million, or 23%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increases were primarily due to cross-sell with existing customers and expansions, as reflected in our dollar-based net revenue retention rate of 115% as of October 31, 2020. The increases were also driven by revenue from new customers, as the number of customers increased to 1,010 as of October 31, 2020 from 698 as of October 31, 2019, representing a 45% increase.

Professional services revenue increased by $0.7 million, or 3%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. Professional services revenue increased by $4.1 million, or 6%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increases were driven by higher managed and implementation services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue:
Subscription	$21,065	$16,296	$4,769	29%	$57,539	$44,456	$13,083	29%
Professional services	22,783	22,299	484	2%	67,044	61,617	5,427	9%
Total cost of revenue	43,848	38,595	5,253	14%	124,583	106,073	18,510	17%
Gross profit	$77,110	$64,479	$12,631	20%	$224,591	$186,290	$38,301	21%
Gross margin:
Subscription	78%	80%			79%	80%
Professional services	5%	4%			5%	7%
Total gross margin	64%	63%			64%	64%
Total cost of revenue was $43.8 million for the three months ended October 31, 2020, an increase of $5.3 million, or 14%, compared to the three months ended October 31, 2019. Total cost of revenue was $124.6 million for the nine months ended October 31, 2020, an increase of $18.5 million, or 17%, as compared to the nine months ended October 31, 2019.
Cost of subscription revenue increased by $4.8 million, or 29%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $3.6 million in hosting, software and hardware related to infrastructure necessary to meet our customer demand and higher personnel-related expenses of $0.6 million. Cost of subscription revenue increased by $13.1 million, or 29%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $9.3 million in hosting, software and hardware related to infrastructure necessary to meet our customer demand and higher personnel-related expenses of $2.2 million, including stock-based compensation expense.
Cost of professional services revenue increased by $0.5 million, or 2%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019 primarily due to an increase of $2.2 million in personnel-related expenses, partially offset by a decrease of $0.9 million in outside services and $0.5 million in software costs. Cost of professional services revenue increased by $5.4 million, or 9%, for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019 primarily due to an increase of $7.1 million in personnel-related expenses, including stock-based compensation expense of $2.0 million, partially offset by a decrease of $1.0 million in outside services.
Gross profit increased proportionate to the increase in revenue for the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019. Gross margin did not materially change during those periods.

Research and Development

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Research and development	$28,034	$26,321	$1,713	7%	$88,203	$68,630	$19,573	29%
Percentage of revenue	23%	26%			25%	23%
Research and development expenses increased by $1.7 million, or 7%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $1.4 million in outside services and $1.0 million in personnel-related expenses. Research and development expenses increased by $19.6 million, or 29%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $15.9 million in personnel-related expenses, of which $9.3 million related to stock-based compensation expense, and $3.3 million in outside services.
Sales and Marketing

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$58,333	$47,067	$11,266	24%	$162,290	$127,152	$35,138	28%
Percentage of revenue	48%	46%			46%	43%
Sales and marketing expenses increased by $11.3 million, or 24%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to higher personnel-related expenses of $8.0 million, of which $1.4 million related to stock-based compensation expense, as we expanded our quota bearing sales force along with non-quota bearing sales support positions, $2.1 million in marketing and promotional expenses due to higher advertising costs and $1.1 million in software costs. Sales and marketing expenses increased by $35.1 million, or 28%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to higher personnel-related expenses of $36.1 million, of which $9.5 million related to stock-based compensation expense, as we expanded our quota bearing sales force along with non-quota bearing sales support positions and $2.2 million in software costs, partially offset by a decrease of $3.7 million in marketing expenses primarily due to not holding annual in-person customer conferences because of the COVID-19 pandemic.
General and Administrative

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$20,288	$32,758	$(12,470)	(38)%	$70,923	$72,672	$(1,749)	(2)%
Percentage of revenue	17%	32%			20%	25%
General and administrative expenses decreased by $12.5 million, or 38%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The decrease was primarily due to lower stock-based compensation expense of $11.6 million because during the three months ended October 31, 2019 we recorded a non-recurring stock-based compensation expense related to RSUs that vested upon the satisfaction of a service and liquidity event-related performance vesting condition. General and administrative expenses decreased by $1.7 million, or 2%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The decrease was primarily due to lower stock-based compensation expense of $20.3 million because during the nine months ended October 31, 2019 we recorded a non-recurring stock-based compensation expense related to RSUs that vested upon the satisfaction of a service and liquidity event-related performance vesting condition. This was partially offset by an increase of $7.1 million in costs associated with being a public company, lease exit costs of $8.1 million incurred during the nine months ended October 31, 2020 and a $4.0 million non-recurring benefit received from a lease termination during the nine months ended October 31, 2019.

Interest Income and Other Income (Expense), Provision for Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Interest income	$224	$1,857	$(1,633)	(88)%	$1,275	$3,327	$(2,052)	(62)%
Other income (expense)	(3,471)	144	(3,615)	(2,510)%	(4,795)	(753)	(4,042)	537%
Interest income and other income (expense), net	$(3,247)	$2,001	$(5,248)	(262)%	$(3,520)	$2,574	$(6,094)	(237)%

Provision for (benefits from) income taxes	$(633)	$(46)	$(587)	1,276%	$(459)	$873	$(1,332)	(153)%
Interest income decreased during the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019 primarily due to lower interest rates on our cash, cash equivalent and marketable securities.
Other income decreased during the three and nine months ended October 31, 2020 compared to the three and nine months ended October 31, 2019 primarily due to an increase in interest expense related to the debt discount and issuance costs incurred on our convertible senior notes, revolving line of credit and capital leases.
Income tax benefit increased by $0.6 million during the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to the U.S. valuation allowance release as a result of the Stella Connect and Sense360 acquisitions. During the nine months ended October 31, 2020 income tax expense decreased by $1.3 million, as compared to the nine months ended October 31, 2019, primarily due to the U.S. valuation allowance release as a result of the Stella Connect and Sense360 acquisitions, and excess tax benefits from stock-based compensation deductions in the United Kingdom.
Liquidity and Capital Resources
As of October 31, 2020 we had cash, cash equivalents and current and noncurrent marketable securities of $657.1 million. On May 1, 2020 we used $59.6 million to acquire Voci, a privately-held company, that delivers a rich single view of the customer that can power an exceptional customer experience. On September 8, 2020 we acquired Stella Connect, a privately-held company, for $99.6 million in cash, subject to certain adjustments. Stella Connect is a customer feedback and quality management platform that helps customer support teams to analyze and improve performance in real time. On September 14, 2020 we used $45.7 million to acquire Sense360, a privately-held company that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why. We experience seasonality related to our operating cash flows. Our quarterly operating cash flows are generally positive in the first and fourth quarters and are generally negative in the second and third quarters. The seasonality is primarily attributable to higher billings in the fourth quarter of each year. We primarily bill in advance annually for our multi-year contracts, resulting in higher cash collections of trade and other receivables in the first and fourth quarters of each year. This seasonality has not impacted, nor do we expect it to impact in the future, our ability to fund our near-term working capital, capital lease payments or capital expenditure requirements. While we may experience delays in collections which we attribute to the COVID-19 pandemic, we believe that our existing cash, cash equivalents and marketable securities and trade and other receivables will be sufficient to support working capital, capital lease payments and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment.
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

Convertible Senior Notes
In September 2020, we issued $575.0 million aggregate principal amount of convertible senior notes. The net proceeds from this offering were approximately $559.0 million, after deducting the Initial Purchasers’ discounts and commissions and issuance costs.
Capped Call Transactions
In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with respect to our common stock at a cost of approximately $61.9 million.
Wells Fargo Bank Credit Facility
On September 4, 2020 we entered into the Wells Fargo Bank credit facility to provide for a revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit.
Silicon Valley Bank Credit Facility
On September 4, 2020 we paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. We continue to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.5 million outstanding as of October 31, 2020.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2020	2019
Net cash used in operating activities	$(11,196)	$(21,062)
Net cash used in investing activities	(280,863)	(112,995)
Net cash provided by financing activities	562,830	385,877
Effect of exchange rate changes on cash and cash equivalents	51	(45)
Net increase in cash and cash equivalents	$270,822	$251,775
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscriptions and professional services fees. Our primary uses of cash from operating activities are for personnel-related expenses, facilities costs and rent, marketing expenses and hosting fees. We typically experience relatively higher billings in the fourth quarter compared to other quarters and experience higher collections of trade and other receivables in the first half of the year, which results in a decrease in trade and other receivables in the first half of the year.

Cash used in operating activities for the nine months ended October 31, 2020 of $11.2 million primarily related to our net loss of $99.9 million, adjusted for non-cash charges of $133.9 million and net cash outflows of $45.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, lease exit costs, the amortization of debt discount and issuance costs and amortization of deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $71.4 million decrease in deferred revenue, $32.8 million increase in deferred commissions and $3.6 million increase in prepaid expenses and other current and noncurrent assets, partially offset by a $52.8 million decrease in trade and other receivables and $13.0 million increase in accounts payable and other noncurrent liabilities.
Cash used in operating activities for the nine months ended October 31, 2019 of $21.1 million primarily related to our net loss of $80.5 million, adjusted for non-cash charges of $89.5 million and net cash outflows of $30.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, amortization of deferred commissions, gain on property and equipment, and lease termination. The primary drivers of the changes in our operating assets and liabilities related to a $49.9 million decrease in deferred revenue, $24.1 million increase in deferred commissions and $5.9 million increase in prepaid expenses and other current assets, partially offset by a $36.6 million decrease in trade and other receivables and $13.1 million increase in accounts payable, accrued expenses and other liabilities.
Investing Activities
Cash used in investing activities for the nine months ended October 31, 2020 of $280.9 million was due to acquisitions, net of cash acquired of LivingLens, Voci, Stella Connect and Sense360 for $223.6 million, net purchases of marketable securities of $42.4 million, and the purchases of property, equipment and other of $14.8 million.
Cash used in investing activities for the nine months ended October 31, 2019 of $113.0 million was the result of the acquisitions, net of cash acquired of Strikedeck, Cooladata, Promoter.io, Zingle and Crowdicity for $75.2 million, net purchases of marketable securities of $22.0 million, the purchases of property, equipment and other of $14.3 million as well as other investing activities of $1.5 million.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2020 of $562.8 million consisted of $575.0 million in proceeds from issuance of the Notes, net of issuance costs of $16.0 million, $57.7 million in proceeds from the exercise of stock options and $17.8 million in proceeds from the Employee Stock Purchase Plan, partially offset by the purchase of the Capped Calls for $61.9 million, repayments on capital lease obligations of $3.4 million and repayment of debt assumed in acquisitions of $6.4 million. In addition, we drew $43.0 million from our revolving line of credit in the second quarter of 2020 and repaid $43.0 million in the third quarter of 2020.
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
Contractual Obligations
As of October 31, 2020 there have been no material changes to our significant non-cancellable contractual obligations from those disclosed in Item 7 of our Form 10-K for the year ended January 31, 2020, Form 10-Q for the quarter ended April 30, 2020, and Form 10-Q for the quarter ended July 31, 2020 except as noted herein.

Convertible Senior Notes
In September 2020 we issued 0.125% convertible senior notes due September 15, 2025 for an aggregate principal amount of $575.0 million. We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to our common stock prior to their maturity dates, we are required to repay $575.0 million in principal on September 15, 2025. We are also required to make interest payments on a semi-annual basis at the interest rates described in "Note 9: Debt," of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Operating Leases
In February 2020 we executed a lease agreement to expand our San Francisco headquarters and entered into a new lease agreement in San Mateo which will replace our existing lease agreement which was cancelled in the fourth quarter of fiscal year 2020. The new San Francisco lease agreement includes an expansion of the lease space and an extension of the lease term of our existing lease space and spans to September 2028 for a total commitment of approximately $11.8 million. The new San Mateo office lease spans to September 2025 for a total gross commitment of approximately $13.8 million.
During the nine months ended October 31, 2020 we exited from our office space in San Mateo and a portion of our office space in Pleasanton, California and recorded lease exit charges of $7.6 million. During the three months ended October 31, 2020 a portion of the office space in Pleasanton, California was sublet to a third party. The office space in San Mateo is currently being marketed for sublease. These lease exit charges are included in general and administrative expense in the unaudited condensed consolidated statements of operations and represent the present value of remaining lease obligation on the cease use dates, that occurred during the second quarter of 2020, net of estimated sublease income.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except for the letters of credit described in "Note 10: Commitments and Contingencies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There have been no material changes to these policies and estimates for the three and nine months ended October 31, 2020 from those disclosed in Item 7 of our Form 10-K for the year ended January 31, 2020 except as noted herein.

Convertible Senior Notes
In September 2020 we issued $575.0 million aggregate principal amount of convertible senior notes. We account for these Notes as separate components of liability and equity. The carrying amount of the liability component was included in convertible senior notes, net in the unaudited condensed consolidated balance sheets and was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. This difference represents the debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The gross carrying amount of the equity component was included in additional paid-in capital in the unaudited condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
Recent Accounting Pronouncements
See "Note 1: Description of Business and Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company at the end of the fiscal year ending January 31, 2021 or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Effective January 31, 2021, we will no longer meet the definition of an EGC. Accordingly, as of January 31, 2021, we will be required to comply with the effective accounting standards as described in "Note 1: Description of Business and Summary of Significant Accounting Policies," of our unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q, which we are currently evaluating.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. As of October 31, 2020 we had cash, cash equivalents and current and noncurrent marketable securities of $657.1 million. Changes in interest rates affect the interest earned on our cash, cash equivalents and investments and the fair value of the investments.
On September 4, 2020 we entered into the Wells Fargo Bank credit facility to provide for a revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit.
On September 4, 2020 we paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. We continue to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.5 million outstanding as of October 31, 2020.

In September 2020, we issued $575.0 million aggregate principal amount of convertible senior notes. We carry the Notes at par value less the unamortized debt discount and issuance costs on our unaudited condensed consolidated balance sheets. The Notes have a fixed annual interest rate of 0.125% and therefore we do not have economic interest rate exposure. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our stock price.
A hypothetical 10% change in interest rates would not result in a material impact on our unaudited condensed consolidated results of operations.
Foreign Currency Exchange Risk
We conduct business on a global basis in multiple currencies, including the U.S. dollar, Euro, British pound, Argentine peso, Canadian dollar, Australian dollar and Swiss franc. This subjects us to foreign currency fluctuations resulting from customer contracts and operating expenses denominated in foreign currencies. To protect our margin, we instituted a cash flow hedging program to help mitigate the variability in cash flows due to certain foreign currency fluctuations. For revenues, we enter into foreign currency forward contracts to sell foreign currencies to hedge the non-U.S. dollar denominated revenue related to year two and year three of our multi-year customer contracts. For expenses, we enter into foreign currency forward contracts to purchase foreign currencies to hedge a percentage of certain non-U.S. dollar denominated operating expenses over the next 12 months.
In addition, we initiated a balance sheet hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See "Note 5: Derivative Instruments" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our hedging program.
We operate in Argentina and the inflation levels in Argentina have been elevated for several years. In the first half of 2018 Argentina's reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina's reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the fiscal year ended January 31, 2019. The change to highly inflationary accounting did not have a material impact on our unaudited condensed consolidated financial statements for the nine months ended October 31, 2020.

A hypothetical 10% change in foreign currency exchange rates would not result in a material impact on our unaudited condensed consolidated results of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2020, the last day of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The extent to which the COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The impact on the global population and the continued duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the actions of governments, businesses and other organizations in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. A recession or other sustained adverse market events resulting from the spread of COVID-19 could adversely affect our business and the value of our common stock.
Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic such as hospitality, transportation, retail, manufacturing, and insurance, have reduced or delayed their spending on customer experience, which could adversely impact our business. Certain of our customers have requested lengthened payment terms during the three months ended July 31, 2020 and the three months ended October 31, 2020. We have experienced and may continue to experience curtailed customer demand for our platform, reduced customer spending or contract duration, delayed collections, increased allowances for doubtful accounts, lengthened payment terms and increased competition due to changes in terms and conditions and pricing of our competitors’ products and services that could adversely affect our business, results of operations and overall financial performance in future periods.
In response to the COVID-19 pandemic, we have temporarily closed our offices (including our headquarters), required our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events, including our Medallia Experience 2020 conference, to virtual-only, and we may similarly alter, postpone or cancel events in the future. If the COVID-19 pandemic worsens, especially in regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues and potential delays in the hiring and onboarding of new employees. Further, we may experience increased cyberattacks and security challenges as our employee base works remotely.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including: the duration and continued spread of the outbreak; government responses to the pandemic; how quickly and to what extent normal economic and operating activities can resume; impact on our customers and our sales cycles; impact on our customer, industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.
Risks Related to Our Business
We have incurred significant net losses in recent years, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant net losses in recent periods, including net losses of approximately $99.9 million and $80.5 million for the nine months ended October 31, 2020 and 2019, respectively, and $112.3 million and $82.2 million for the fiscal years ended January 31, 2020 and 2019, respectively. We had an accumulated deficit of approximately $580.9 million as of October 31, 2020. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. We have expended and expect to continue to expend substantial financial and other resources on:
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
The COVID-19 pandemic has created significant additional uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the COVID-19 pandemic, including stay-at-home orders and travel restrictions, have had a significant effect on the economy. Continued uncertainty about the pandemic, associated economic consequences and potential relief measures may have a long-term adverse effect on the economy, our customers, the demand for our platform and our business.

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 80 countries and have established subsidiaries in Argentina, Australia, Brazil, Canada, Chile, Colombia, the Czech Republic, France, Germany, India, Israel, Japan, Mexico, the Netherlands, Norway, Singapore, Spain, the United Kingdom, and the United States. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions and amount of data that our platform and our associated hosting infrastructure support. For example, our number of customers has grown to 1,010 as of October 31, 2020 from 698 as of October 31, 2019, an increase of 45%. Using the methodology of counting as a single customer all subsidiaries and divisions of a single parent, we had 737 as of October 31, 2020 from 467 as of October 31, 2019 parent enterprise customers, an increase of 58%.
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

The expansion of the experience management market depends on a number of factors, including awareness of the experience management category generally, ease of adoption and use, cost, features, performance and overall platform experience, data security and privacy, interoperability and accessibility across devices, systems and platforms and perceived value. If experience management solutions do not continue to achieve market acceptance, or there is a reduction in demand for experience management solutions for any reason, including a lack of category or use case awareness, technological challenges, weakening economic conditions, including as a result of the COVID-19 pandemic, data security or privacy concerns, competing technologies and products or decreases in information technology spending, our business, results of operations and financial condition would be adversely affected. Some of our customers and potential customers are in industries most impacted by the COVID-19 pandemic, such as hospitality, transportation, retail, and insurance, which could adversely affect our business.
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
Our customer renewal rates, as well as the rate at which our customers expand their use of our platform, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our platform, defects or performance issues, our customer and product support, our prices, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including weakened economic conditions as a result of the COVID-19 pandemic, the entrance of new or competing technologies and the pricing of such competitive offerings or reductions in the enterprises’ spending levels for any reason. If our customers do not renew their subscriptions, renew on less favorable terms or reduce the scope of their subscriptions, our revenue may decline and we may not realize improved results of operations from our customer base, and as a result, our business and financial condition could be adversely affected.

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
Our future success, in part, will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. For example, during the fiscal year ending January 31, 2020 we completed a total of five acquisitions that we believe can enhance our platform, including Zingle, which offers a multi-channel mobile messaging and customer engagement solution, and so far in the fiscal year ending January 31, 2021 we completed acquisitions of LivingLens, a video feedback platform provider, Voci, a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience, Stella Connect, a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time and Sense360, that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions if we are unable to successfully develop, acquire or integrate new products, features and functionality or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, our business, results of operations and financial condition could be adversely affected.
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
In the nine months ended October 31, 2020 and 2019 and the years ended January 31, 2020 and 2019 our top 10 customers accounted for 24%, 25%, 25% and 25% of our revenue, respectively. The majority of our customer base consists of large and mid-sized enterprises, many of which have high subscription amounts to our platform. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. Additionally, some of our customers and potential customers are in industries most impacted by the COVID-19 pandemic, such as hospitality, transportation, and retail. Accordingly, the loss of any one of our large customers, including because of the COVID-19 pandemic, could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or use our platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel globally. Competition for these individuals in the San Francisco Bay Area, where our headquarters is located, and in other global locations, including where we maintain offices, is intense, especially for hiring experienced software engineers and sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Furthermore, we are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we fail to attract new personnel or fail to identify, retain and motivate our current employees, our business and future growth prospects could be adversely affected.

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
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom has initiated a process to leave the EU, generally referred to as Brexit. Brexit resulted in the United Kingdom exiting from the EU on January 31, 2020 subject to a transition period covering certain matters that is scheduled to end on December 31, 2020. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR and implemented statutory amendments to the Data Protection Act in 2019 that further aligned it with GDPR, but Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom (including regarding the transfer of personal data between the EU and UK).
Additionally, although we historically have relied upon the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks, and certain standard contractual clauses approved by the EU Commission (the SCCs), with regard to our transfer of certain personal data from the EU and Switzerland to the United States, both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and on July 16, 2020, the CJEU, Europe's highest court, held in the Schrems II case that the EU-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with use of the SCCs. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the U.S. We are assessing the impacts of the Schrems II decision in light of current and anticipated guidance from regulators. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the EU and Switzerland to the U.S., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to cross-border data transfers and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We and our customers may face a risk of enforcement actions relating to personal data transfers, and we may experience hesitancy, reluctance or refusal by European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to cross-border data transfer.
Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent laws in the United States. For example, in June 2018 California enacted the California Consumer Privacy Act (CCPA). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA as amended went into effect on January 1, 2020. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. Aspects of the CCPA, the CPRA, and their interpretation and enforcement remain unclear, and these laws may increase our compliance costs and potential liability.

Some countries also are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. In addition to government activity, privacy advocacy groups and certain industries have imposed or are considering various new, additional or different industry standards that may place additional burdens on us, and we may be contractually obligated to comply with these standards or we may be otherwise considered subject to them. We also are subject to other contractual obligations relating to privacy, data protection and information security.
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
Our revenue growth rate has fluctuated in prior periods. We have previously experienced periods of revenue growth rate decline and our revenue growth rate may decline again in future periods as the size of our customer base increases and as we achieve higher market penetration rates. In particular, we expect the growth rate of our subscription revenue to fluctuate from period to period, and in the near-term subscription revenue growth rates may be lower compared to comparable periods in the prior fiscal year. Many factors may also contribute to declines in our revenue growth rate, including slowing demand for our platform, increasing competition, a decrease in the growth of our overall market, weakened global economic conditions, including as a result of the COVID-19 pandemic, our failure to continue to capitalize on growth opportunities and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new solutions or material enhancements to our current solutions, or if we do not use those investments efficiently, our business and results of operations would be harmed.
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our platform. For the nine months ended October 31, 2020 and 2019 and the years ended January 31, 2020 and 2019 our research and development expenses were 25%, 23%, 24% and 28% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
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
Our customers and users of our platform are increasingly accessing our platform or interacting via mobile devices. We are devoting valuable resources to solutions related to mobile usage and cannot assure you that these solutions will be successful. If the mobile solutions we have developed for our platform do not meet the needs of current or prospective customers, or if our solutions are difficult to access, customers or users may reduce their usage of our platform or cease using our platform altogether and our business could suffer. Additionally, we are dependent on the interoperability of our products with popular mobile networks and standards that we do not control, and any changes in such systems or terms of service that degrade our platform’s functionality or give preferential treatment to competitive products could adversely affect our business. As new mobile devices and products are continually being released, it is difficult to predict the challenges we may encounter in enhancing our platform for use on such devices. If we are unable to successfully implement elements of our platform on mobile devices, or if these strategies are not as successful as our offerings for personal computers or if we incur excessive expenses in this effort, our business, results of operations and financial condition would be negatively affected.

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
We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms of one to three years. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions, including any declines attributable to the COVID-19 pandemic, in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
Our results of operations, key metrics and other financial metrics, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, have fluctuated in the past and may vary significantly in the future. As a result, period-to-period comparisons of our results of operations, including key metrics, may not be meaningful and the results of any one period should not be relied upon as an indication of future performance. Our results of operations and other key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in results of operations and key metrics may negatively impact the value of our common stock. Factors that may cause fluctuations in our results of operations and key metrics include, without limitation, those listed below:
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
•the timing of sales and recognition of revenue, which may vary as a result of changes in accounting rules and interpretations, such as the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606);
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•network outages or actual or perceived security breaches or other incidents;
•general economic, market and political conditions;
•public health crises and related measures to protect the public health (such as the COVID-19 pandemic);
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
Our success and ability to compete depend in part upon our ability to secure, protect, maintain, assert and enforce our intellectual property. As of October 31, 2020 we had 13 issued patents and 25 pending non-provisional or provisional patent applications filed. We rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate, and our intellectual property may still be challenged or invalidated. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Effective trademark, copyright, patent and trade secret protection may not even be available in every country in which we conduct business. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office (USPTO), and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In the event that any of the foregoing occur, this could adversely affect our business, results of operations and financial condition.
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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our platform or otherwise offer growth opportunities. We made many acquisitions during fiscal year 2020, including Zingle, a multi-channel mobile messaging and customer engagement solution, and so far in fiscal year 2021 we completed acquisitions of LivingLens, a video feedback platform provider, Voci, a real-time speech to text platform, Stella Connect, a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time and Sense360 that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why. We may also enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
We have funded our operations since inception primarily through subscription payments by our customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. For example, in September 2020 we issued $575.0 million aggregate principal amount of convertible senior notes. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or unforeseen circumstances.
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our operating performance and the condition of the capital markets at the time we seek financing. We may not be able to timely secure additional equity or debt financing on favorable terms, or at all. If we engage in any debt financing, such as the issuance of the Notes, the holders of debt would have priority over the holders of common stock. The holders of debt could impose restrictions on our business during the time the loan is outstanding, including restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The holders of debt may also obtain security interests on our assets enabling the debt holders to seize and take ownership or dispose of the property, whether tangible or intangible, in which they have a security interest if we default on repayment of the loan or any of the conditions associated with the loan. We may also be required to take other actions that would be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. The Wells Fargo Credit Facility prohibits us from incurring additional indebtedness without Wells Fargo's prior written consent. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.
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
•increased exposure to public health issues, such as the COVID-19 pandemic;
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
•longer payment cycles and difficulties enforcing agreements, collecting trade and other receivables or satisfying revenue recognition criteria, especially in emerging markets;

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

Further, risks associated with operating in Israel may adversely affect our business. We have operations in Israel through our wholly-owned subsidiary, Medallia Digital Ltd. and Cooladata. As of October 31, 2020 we had a total of 65 employees located in Israel, of which 58 were engaged in research and development and SaaS operations activities. Given our employee headcount in Israel, our business, results of operations and financial condition could be adversely affected by political, economic and military instability in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. Any hostilities involving Israel or a full or partial mobilization of the reserve forces of the Israeli armed forces could adversely affect our operations in Israel. In addition, some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Increased military activity could also result in a reduction of qualified prospective employees available to grow our business or to replace employees on active military duty. As a result, our business could be disrupted by the absence of our employees for a significant period of time as a result of military service. Additionally, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial conditions in Israel could adversely affect our operations. In the past, the State of Israel and Israeli companies have been subjected to an economic boycott and several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies could also have an adverse impact on our business and results of operations.
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
As of January 31, 2020 we had federal and state net operating loss (NOL) carryforwards of approximately $450.3 million and $195.4 million, respectively. The federal NOL will begin to expire in 2031 and state NOL will begin to expire in 2021. As of January 31, 2020 we had federal and state research and development (R&D) tax credit carryforwards of approximately $10.9 million and $10.5 million, respectively. The federal R&D credit will begin to expire in 2027 and state R&D credit does not expire. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and other tax attributes including R&D tax credits to offset future taxable income. Similar rules apply under state tax laws. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code (or applicable state tax laws). Furthermore, our ability to utilize NOLs and other tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and R&D tax credits by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and R&D tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California, and other states may enact legislation as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and R&D tax credits, whether or not we attain profitability.
Servicing our current and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.
In September 2020 we issued the Notes in a private placement to qualified institutional buyers. See "Note 9: Debt" to our unaudited condensed consolidated financial statements, for further information on our outstanding debt obligations. As of October 31, 2020 we had $575.0 million of indebtedness for borrowed money outstanding.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
Further, the LIBOR is expected to be phased out as a benchmark by the end of 2021. If new methods of calculating LIBOR are established or if other benchmark rates used to price indebtedness or investments are established, the terms of any existing or future indebtedness or investments may be negatively impacted, resulting in increased interest expense or lower than expected interest income.
In addition, under certain of our existing debt instruments, we are subject to customary affirmative and negative covenants regarding our business and operations, including limitations on our ability to enter into certain acquisitions or consolidations or engage in certain asset dispositions. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay our loans immediately, and may limit our ability to obtain additional financing, which in turn may have an adverse effect on our cash flows and liquidity.
Any of these factors could harm our business, results of operations and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
The Notes are convertible prior to June 15, 2025 under certain conditions. In the event the conditional conversion feature of the Notes is triggered, holders of such Notes will be entitled under the Indenture governing such Notes to convert their Notes at any time during specified periods at their option. If one or more holders of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We are subject to counterparty risk with respect to the capped call transactions.
In connection with the issuance of the Notes, we entered into the Capped Calls. The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

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
In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our platform, which could negatively impact our business. In December 2017 the Federal Communications Commission (FCC), voted to repeal its “net neutrality” Open Internet rules, effective June 2018. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. The FCC’s new rules, which took effect on June 11, 2018 repealed the neutrality obligations imposed by the Open Internet rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. A number of parties have appealed this order, which is currently being reviewed by the United States Court of Appeals for the Federal Circuit. Should the net neutrality rules be relaxed or eliminated, we could incur greater operating expenses or our customers’ use of our platform could be adversely affected, either of which could harm our business and results of operations.
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
A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of October 31, 2020 we had a total of 244 employees located in Argentina, of which 222 were engaged in research and development and SaaS operations activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
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
In addition, Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. Employers have also experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. In addition, inflation levels in Argentina have been elevated for several years. In the first half of 2018, Argentina's reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina's reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the fiscal year ended January 31, 2019. Any disruptions, labor unrest or increased personnel-related expenses in Argentina, including due to inflation, could have a material and adverse effect on our business and operating expenses.

The nature of our business requires the application of complex accounting rules, and any significant changes in current rules could affect our financial statements and results of operations.
The accounting rules and regulations that we must comply with are complex and are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and SEC have focused on the integrity of financial reporting and internal controls over financial reporting. In addition, many companies’ accounting policies and practices are subject to heightened scrutiny by regulators and the public. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our results of operations.
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
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments, such as the Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity components are required to be included in the additional paid-in capital section of stockholders’ equity on our unaudited condensed consolidated balance sheets, and the value of the equity components are treated as original issue discounts for purposes of accounting for the debt components of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying values of the Notes to their face amounts over the terms of the Notes. This adversely affects our reported financial results and could adversely affect the trading price of our common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments, such as the Notes, that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amounts. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU will eliminate the requirement described above to separate convertible notes into debt and equity components, instead allowing for these instruments to be accounted for as a single liability measured at its amortized cost. Furthermore, this ASU will require the use of the if-converted method when determined diluted earnings per share. These changes, once adopted, will reduce our reported interest expense and increase our reported net income when compared to our results calculated under existing accounting guidance. This standard may adversely impact our reported diluted shares outstanding and our diluted earnings per share in certain periods because of the required use of the if-converted method. ASU No. 2020-06 will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2020. We are in the process of evaluating the impact of this accounting standard.
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
Until the end of the fiscal year ending January 31, 2021 we will remain an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
•fluctuations in the trading volume of our shares or the size of our public float, including in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
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
•public health crises and related measures to protect the public health (such as the COVID-19 pandemic);
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

Our directors, executive officers and holders of 5% or more of our common stock beneficially own approximately 44% of our common stock and are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.
Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 44% of the shares of our outstanding common stock, based on the number of shares outstanding as of October 31, 2020. Further, entities affiliated with Sequoia Capital, collectively, are currently our largest stockholder and hold approximately 30% of the total voting power of our capital stock based on the number of shares outstanding as of October 31, 2020. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, will be able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Holders of the Notes may hedge their positions in the Notes by entering into short positions with respect to the underlying common stock. In addition, any anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
The capped call transactions may affect the value of the Notes and our common stock.
Concurrent with the issuance of the Notes, we entered into the Capped Calls with certain financial institutions, the option counterparties. The Capped Calls are generally expected to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount converted with respect to the Notes, as the case may be.
The option counterparties or their respective affiliates may modify their initial hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of Notes (and are likely to do so during any applicable observation period related to a conversion of the Notes, or following any repurchase of the Notes, as applicable, by us). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Notes.
In addition, if any such Capped Calls fails to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.

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
Sales of our common stock may make it more difficult for us to sell equity and convertible securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock and the Notes to fall and make it more difficult for you to sell shares of our common stock or Notes.
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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock and the Notes.
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
These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock or the Notes.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated by reference.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC	Filed or Furnished Herewith
4.1	Indenture, dated September 18, 2020, between Medallia, Inc. and U.S. Bank National Association.	8-K	001-38982	4.1	September 18, 2020
4.2	Form of 0.125% Convertible Senior Note due 2025 (included in Exhibit 4.1).	8-K	001-38982	4.2	September 18, 2020
10.1	Purchase Agreement, dated September 15, 2020, by and among Medallia, Inc. and BofA Securities, Inc., Citigroup Global Markets Inc., Wells Fargo Securities, LLC and KeyBanc Capital Markets Inc., as representatives of the initial purchasers named therein.	8-K	001-38982	10.1	September 18, 2020
10.2	Form of Capped Call Confirmation.	8-K	001-38982	10.2	September 18, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

MEDALLIA, INC.

Date: December 9, 2020	By:	/s/ Leslie J. Stretch
President and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2020	By:	/s/ Roxanne M. Oulman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)