Form 10-K
period 2021-01-31
Medallia, Inc.
filed 2021-03-22
CIK 1540184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2021 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant's common stock on July 31, 2020, as reported by The New York Stock Exchange on such date was approximately $3.1 billion.
As of February 26, 2021, 155,451,266 shares of the registrant's common stock, $0.001 par value, were outstanding.
____________________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended January 31, 2021.

MEDALLIA, INC.
© 2021 Medallia, Inc. All rights reserved. Medallia®, the Medallia logo, and the names and marks associated with Medallia’s products are trademarks of Medallia. All other trademarks are the property of their respective owners.
2

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors related to the COVID-19 pandemic and those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this

Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Our SaaS (software-as-a-service) platform, the Medallia Experience Cloud, is built on modern technology and open architecture, utilizing artificial intelligence (AI) and machine learning to analyze massive amounts of data. We capture experience data from the expanding signal fields emitted by customers and employees on their daily journeys so that our customers can understand, analyze, and act upon omni-channel experiences. Medallia is the only platform that makes all other applications customer and employee aware. We utilize our proprietary in-memory analytics, dynamic organizational hierarchy management, and AI technology to analyze the structured and unstructured data at great scale with enterprise grade security and privacy deriving themes and predictive insights that drive action in live time. Using our technology, enterprises reduce churn, turn detractors into promoters and buyers, and create in-the-moment cross-sell and up-sell opportunities, providing high returns on investment.

Our platform captures and analyzes over 7.5 billion experiences annually. Our products have high adoption rates and are used extensively from the front line to the C-Suite; over half of our customers have more than 1,000 employees using our platform. Our platform is deeply embedded in an enterprise’s tech stack, with enterprises integrating Medallia with more than 25 other business applications. We believe this is significantly higher adoption than other experience management solutions available in the market.

We offer our platform through a SaaS business model. We use a “land-and-expand” model, whereby once customers have deployed our platform, they often increase the number of end-users through expansion to additional business units and geographies, and they also purchase more modules. We focus our selling efforts on both business leaders who are often making a strategic purchase of our platform with the potential for broad use throughout their enterprises, as well as functional leaders purchasing for their teams. We price our subscriptions based on the functionality and capacity needs of our customers. Subscription periods for our customers generally range from one to three years and we customarily invoice customers in advance in annual installments.

Our Products

Our SaaS platform is a purpose-built early warning system for customer and employee retention, making systems and people across organizations customer-aware, enabling transformational business impact.

Medallia Experience Cloud

Our platform captures a myriad of signals, and by applying analytics and artificial intelligence on those signals allows our customers to separate the noise and identify key themes that impact their business. Through our dynamic organizational hierarchies, we route these insights to the right individuals to take action, so that our customers can improve customer, employee, patient and citizen experience throughout their organizations in live time. Key capabilities of our core platform include:

•Proprietary technology provides for dynamic management of multiple hierarchies ensuring that every employee gets an accurate up-to-date view of the data tailored to their role and relevant to the interactions for their area of responsibility, even in the most complex matrixed organizations.

•In addition to integrations with Adobe, Salesforce, ServiceNow, and many more, we have hundreds of connectors that make it easy to integrate signals and insights with external applications as well as application programming interfaces (APIs) and robust extract, transform, load (ETL) technology to ensure our customers can integrate any customer interaction signal data - including from legacy systems.

•Self-service administration provides teams with the agility needed to independently administer programs while ensuring proper governance, scalability and security for complex organizations utilizing sandbox and changesets capabilities.

•Enterprise grade platform based on modern architecture offering flexibility for both multi-tenancy and single-tenancy with automated deployments across both options as well as application security including single sign-on, multiple levels of encryption, fine grained authorization, privacy controls including data masking and field level encryption, and high levels of compliance including SOC 2 Type 2, ISO 27001, GDPR, FedRAMP, HIPPA, and more.

Signal Capture

Medallia has a broad set of native signal capture capabilities going beyond the survey to capture digital, messaging, voice, video, ideas, internet of things (IoT), behavioral and telemetry data. This enables Medallia customers to increase their understanding of the customer experience and drive business outcomes at key touchpoints and gain a true 360-degree view of the customer experience.

Messaging. Enables customers, employees and enterprises to engage customers and employees on popular messaging platforms (e.g., SMS, text and WeChat) as experiences are unfolding. It provides in-the-moment feedback and creates compelling and adaptive interactions that go beyond traditional survey-based feedback collection.

Ideas/Ideation. Robust crowdsourcing platform, Crowdicity, helps companies use real-time ideation and collaboration to surface, develop and evaluate potential improvements to customer and employee experiences.

Social. Captures and aggregates ratings and reviews across social networks and websites to manage social reputation, access competitor reviews and enables enterprises to monitor these channels and take action. Companies are also able to promote their brand in key review sites, including Google and Tripadvisor.

Analytics, Insights and Artificial Intelligence

Our SaaS platform uses artificial intelligence and machine learning to analyze all signals captured by customers to drive actions in live time. Our robust capture of experience signals provides data volume to feed our models for intelligence from both unstructured and structured data.

Theme Exploration. Native text analytics engine that utilizes Natural Language Processing and deep learning to analyze billions of touch points and unstructured text to uncover insights, trends, themes and actions without the need for manual tagging, providing high accuracy and precision across multiple verticals and languages, including automated theme detection, clustering and generation from data sets, AI and deep learning-based technologies.

Predictive and Prescriptive Analytics. Uses machine learning to create statistical algorithms to uncover real-time insights, predict future customer outcomes and prescribe actions.

Operationalize Customer Experience Reporting and Actions

Our SaaS platform is used broadly across enterprises of all sizes to provide personalized insights on customer experience to the right people within the organization to take action. High levels of adoption are enabled by easy-to-use web and mobile applications and built-in workflows for critical customer recovery actions, as well as cross enterprise views that enable unification and consolidation across the largest global enterprises.

Web Applications. With powerful role-based dashboards, live time insights, alerts and built-in workflow capabilities, these applications connect enterprises to customer and employee signals, allowing everyone from the front line to the C-suite to take targeted actions and improve experiences in live time.

Mobile Applications. Puts the power of Medallia in the palm of every employee, particularly important for employees on the go. With high adoption, our mobile app empowers frontline employees and managers to facilitate swift and direct action. In addition, our Voices app is tailored for executives to view the direct feedback of customers and employees and take immediate action to drive cultural change.

Product Suites

Our product portfolio includes solution suites that are targeted at key buyers and use cases and leverage the full power of Medallia Experience Cloud. These solution suites include integrated offerings that can be sold stand alone, including Crowdicity, Decibel, LivingLens, Sense360Stella Connect, Voci, and Zingle, providing additional go-to-market options, accelerating our ability to land-and-expand and grow our mid-market business.

Customer Engagement Suite

Medallia’s Customer Engagement Suite goes beyond insights and analysis to affect experiences in the moment through engagement messaging and rich experience profiles.

Engagement Messaging. Offers frictionless personalized service in real-time. Customers can request products and services in-the-moment as they experience a purchase, appointment, or trip. Zingle is integrated with key operational systems to provide seamless delivery and fulfillment of requests and uses AI to automate and route responses, improving time to delivery, increasing customer satisfaction, enabling upsell and cross opportunities, and reducing labor costs.

CX Profiles and Journeys. Creates a rich outside-in experience profile for all identified customers providing a 360-degree timeline view of their experiences offering deeper insights into customer engagement in order to identify attrition risk as well as opportunities for upsell and cross-sell. Our journey analytics uncovers the actual paths customers take with their business - including where they break down - providing actionable intelligence to create better experiences for customers.

Contact Center Suite

The Medallia Contact Center Suite Integrates speech insights with multi-channel feedback at scale to prioritize, address, and rapidly respond to customer pain points and emerging issues. By understanding the behaviors and specific language of successful outcomes, companies can increase agent performance resulting in increased cross-sell/upsell and reduced cost to serve, particularly impactful given the increase in virtual contact center environments.

Speech Analytics. A real-time speech to text platform, that delivers a rich single view of the customer that powers an exceptional customer experience. Combines the power of Voci’s speech to text transcription technology with text analytics to capture and analyze contact center voice interactions in real time.

Coaching and Performance Management. Agent-forward customer feedback and coaching platform that helps customer support teams to analyze and improve performance in real time, including self-coaching capabilities.

Quality Assurance. Replace manual call evaluation to deliver advisor competency reports across all advisor call KPIs as individual agents, segmented into teams/competencies or across the entire agent workforce.

Digital Suite

The Medallia Digital Suite brings together customer feedback on their digital experiences with key behavioral, telemetry and contextual signals to solve key friction points in digital journeys.

Digital Experience. Optimizes engagement across all digital channels, such as web and mobile applications, internet of things (IoT) platforms, and Alexa. Medallia Digital is designed to help deliver the right experiences across numerous digital channels through integrations into our customers’ digital technology stacks, combining experience and behavioral data enabling them to understand the “why” behind the “what.”

Digital Analytics. Our digital session recording and analysis platform, Decibel, tracks and monitors all digital activity focused on optimizing the customer journey. Determines a Digital Experience Score (DXS) and identifies improvement opportunities to improve the customer journey, reduce drop-off and increase purchase conversion.

Employee Experience Suite

Our Employee Experience (EX) Suite captures structured and unstructured feedback in real time using voice, video, text, ideation and digital capabilities to provide a complete picture of workforce health along the entire employee journey, including sentiment around diversity and inclusion and effectiveness of tools and systems. Our platform enables companies to retain employees and become digitally resilient on a platform with scalability and security for organizations of all sizes included the most complex organizations.

Traditional employee engagement solutions often miss out on ways to collect feedback in the course of an employee’s daily life. Our robust EX Suite is designed to address the demanding requirements of human resource professionals, such as minimum sample sizes and anonymity thresholds, data security and privacy, accessibility while also providing live time dashboards, native text analytics, advanced workflows and integrations with human capital management (HCM) and Learning Management Systems. In addition, capturing feedback and signals on an ongoing basis in the tools and systems employees are using in their work, yields highly actionable live-time data that can improve employee engagement immediately.

Employee Pulse and Journeys. Our EX Suite understands and contextualizes experiences across the entire employee journey and uses employee feedback to identify opportunities and drive action to improve both the employee and customer experience.

Employee Ideation. Using Crowdicity, our customers can engage employees in sharing their ideas and observations about process, tools, and employee and customer experience improvements right in the context of existing workflows and collaboration tools. This feedback is a rich source of data for employee experience improvement ideas for all parts of the business. Our studies have repeatedly shown that when employees have the opportunity to provide ideas and see their ideas acted on, it leads to higher employee retention and engagement.

Digital Employee Experience. Understand in real-time employees’ perspectives, ideas, and suggestions on the technology they use day-to-day as well as their general experiences. Using Medallia Digital embedded on employee intranets and internal applications, organizations can proactively engage employees, especially around key tasks or activities within these digital channels, to gain valuable insight into how effectively their technology stack is performing in providing employees with the information and resources they need to do their jobs well. This solution enables companies to effect internal digital transformation in an agile way informed by employee feedback.

Insights Suite

Medallia’s Insights Suite gives market researchers the power to incorporate rich signals into their research toolkit. In addition to robust self-service survey capabilities, we also offer unique capabilities such as:

Video. Using our native video platform, LivingLens, companies can capture video signals providing richer insight into customers and employees perceptions, wants and needs with capabilities that include automatic transcription, emotion, sentiment, object recognition and facial blurring. Our platform can also be used as a video asset management platform and easily produce show reels, providing a virtual research alternative to in-person focus groups.

Benchmarking. Offers multiple ways to benchmark performance across customer feedback, social and other signals including a unique always-on, consumer and competitive intelligence platform, Sense360, providing buyer and non-buyer signals on foot traffic, conversion and share of wallet.

Acquisitions

We acquire companies that enhance our ability to improve our existing platform and introduce new products, features and functionality to new and existing customers.

•On February 19, 2020 we acquired LivingLens Enterprise Ltd. (LivingLens), a privately-held company, that provides a video feedback platform to humanize feedback and bring the voice of the customer and employee to life for $26.8 million in cash.
•On May 1, 2020 we acquired Voci Technologies, Inc. (Voci), a privately-held company, that delivers a rich single view of the customer that can power an exceptional customer experience for $59.6 million in cash.
•On September 8, 2020 we acquired StellaServices Inc. (Stella Connect), a privately-held company, a customer feedback and quality management platform that helps customer support teams to analyze and improve performance in real time for $99.6 million in cash, subject to certain adjustments.
•On September 14, 2020 we acquired Sense360 Inc. (Sense360), a privately-held company that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share for $45.7 million in cash.
•On March 12, 2021, we acquired Decibel Group London Ltd. (Decibel), a leader in digital experience analytics for approximately $162.5 million in cash.
Our Growth Strategy

We intend to capitalize on our massive and growing market opportunity by executing on the following growth strategy:

Extend our technological leadership. We have a strong history of innovation and offer a comprehensive platform that addresses customer and employee experiences for enterprises of all sizes across multiple industries. We intend to continue to invest in new products and features while extending our platform to bring the power of experience management to a broader range of enterprises, industries, geographies and use cases.

Drive cross selling and upselling. We see significant opportunity to deepen our relationships with our existing customers. The mission-critical nature of our platform, and enterprise wide applicability and engagement drives additional upsell and cross sell within enterprises. Our platform has natural network effects that drive expansion across teams and departments. As a result, enterprises often grow their usage of our platform from their initial use cases to numerous business units and expand to use additional products. Our fifteen modules provide substantial cross sell opportunity as on average three modules are used by our customers today with 35% of our customers using 4 or more modules.

Drive sales to new customers. As we extend our technology leadership, we also plan to continue to invest in sales and marketing to grow the number of customers. We continue to expand our sales force to pursue large and mid-sized enterprises. In addition, we intend to continue to deepen our opportunity within existing verticals, and geographies. We plan to expand to other verticals and geographies.

Broaden and deepen our partner ecosystem. Our partner ecosystem accelerates the usage and adoption of our platform extends our geographic coverage and provides additional implementation resources. We believe our relationship with Integrated Software vendors such as Adobe, Microsoft, Oracle, Salesforce, ServiceNow and Workday provide our customers with the broadest ecosystem of enterprise systems that integrate and interact to provide excellent customer and employee experiences. We intend to augment and deepen our relationships with our go-to-market partners as well as global and regional services partners.

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
•survey tools, such as Qualtrics and SurveyMonkey;
•contact center technology companies, such as Nice and Verint Systems; and
•full-service consulting firms, such as MaritzCX and Towers Watson.

We believe that the principal competitive factors in our market are:

•breadth of platform capabilities, features, quality, functionality, scalability and design;
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

Our larger competitors could move quickly to grow their competitive solutions, either through organic development or acquisitions. At the same time, we believe smaller competitors will continue to develop new solutions that could prove more effective than those offered by us, especially in specific market segments and narrow use cases. In order to continue to lead the experience management market, we will focus on expanding our platform capabilities, investing in our sales and marketing, professional services and partner capabilities, and delivering transformative business impact.

Our Customers

We measure and track the number of customers because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active annual subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer.
Sales and Marketing

As an award-winning SaaS platform that pioneered customer, employee, citizen and patient experience we invest substantially in our sales and marketing efforts. Our go-to-market approach is driven by the strength and innovation of our platform, as well as customer demand. We have purpose-built our platform to be equally effective for specific use cases and for holistic, enterprise-wide adoption of managing experiences. Our platform has natural network effects that drive expansion across teams and departments. As a result, enterprises often grow their usage of our platform from their initial use cases to numerous business units and expand to use additional products.

Our marketing efforts are focused on promoting our brand, generating awareness of our platform, supporting our community of customers and creating sales leads. The breadth of our platform allows us to market our products throughout an enterprise, and our marketing efforts seek to engage managers at every level. Our marketing initiatives include search marketing, programmatic display, video, emerging channels such as connected television and audio advertising, community, account based marketing, web personalisation, our city tours and our participation in industry and partner conferences, case studies and customer testimonials.
Our sales and marketing expenses were $225.4 million, $180.7 million, and $138.7 million for the years ended January 31, 2021, 2020 and 2019, respectively. For information about our sales and marketing expenses see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Sales and Marketing Expenses" of this Annual Report on Form 10-K.

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

•Software and technology partners. We work with leading platforms, such as, Adobe, Microsoft, Oracle, Salesforce, ServiceNow and Workday, to expand our opportunities, extend the benefits of our platform and take advantage of innovations in complementary technologies. These partnerships enable us and third parties to create integrations between applications and technologies, delivering increased value to customers. We also partner with a range of leading technology companies to extend the use cases of our platform. These include social networks, ratings and review sites, contact center providers, communication platforms and web analytics providers, among others.

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

We have a global workforce with research and development hubs in Argentina, California, Czech Republic, Israel and Virginia. We hire skilled engineers, data scientists and other talent from a variety of industries with expertise in developing mission-critical applications for global enterprises.

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
Our research and development expenses were $117.8 million, $96.0 million and $86.3 million for the years ended January 31, 2021, 2020 and 2019, respectively. For information about our research and development expenses see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Research and Development Expenses" included elsewhere in this Annual Report on Form 10-K.
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

In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, data collection, data transfers, content regulation, cybersecurity, government access to personal information and private data, and other matters that may be applicable to our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to mobile, and as our solutions are used in a greater number of countries and by additional groups, we will become subject to laws and regulations in additional jurisdictions. For additional information, see the section titled “Risk Factors—Risks Related to Laws and Regulations—Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.”

Data Privacy and Security

We prioritize the trust of customers and place a strong emphasis on data privacy and security. Our security program is designed and implemented, throughout our company and our platform, to address the security and compliance requirements of our customers.

Our information systems and technical infrastructure are hosted within ISO27001, SSAE18 or SOC 2 accredited data centers and we have obtained third-party verification of our security programs across a number of industry standards, including SOC 2 Type 2, ISO 27001, ISO 27017, ISO 27018, and ISO 27701. Service Organization Controls (SOC), are standards established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We have also achieved FedRAMP Moderate Authorization from the FedRAMP Joint Authorization Board to deliver services to U.S. federal government agencies.

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

Our publication of our privacy policy and other statements regarding privacy and security may subject us to investigation or enforcement actions by state and federal regulators if they are found to be deficient, lacking transparency, deceptive or misrepresentative of our practices. We also may be bound from time to time by contractual obligations, including model contract provisions approved by the European Commission relating to any category of personal data and business associate agreements that impose certain obligations and restrictions upon us relating to our handling of protected health information regulated by HIPAA. The privacy and data security laws and regulations to which we are subject, as well as their interpretation, are evolving and we expect them to continue to change over time. For example, the EU has adopted the GDPR, a far-reaching regulation governing data privacy that, became effective in May 2018. The GDPR contains stringent requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20,000,000 or 4% of worldwide revenue. Additionally, California enacted legislation, the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020. The CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers abilities to opt out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Further, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as Brexit, which resulted in the United Kingdom existing the European Union on January 31, 2020, subject to a transition period covering certain matters that ended on December 31, 2020. While an adequacy bridging provision was agreed to with the European Union to mitigate against disruption of data flows in the short term, it remains to be seen whether the European Commission will ratify an adequacy bridging provision decision with regard to data flows to the United Kingdom thereafter. Brexit could lead to further legislative and regulatory changes. The United Kingdom has implemented legislation that substantially implements the GDPR with penalties for noncompliance of up to the greater of 17.5 million GBP or four percent of worldwide revenue. Many aspects of the United Kingdom data protection laws and regulations remain unclear, including how the data protection laws and regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Some countries also are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. More generally, the various privacy and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our applications or platform. We may need to take additional measures to comply with the changes in our legal obligations and to maintain and improve our information security posture in an effort to avoid security incidents or breaches affecting personal information or other sensitive or proprietary data.

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

As of January 31, 2021, we had 18 issued patents and 25 pending or provisional patent applications. These patents and patent applications seek to protect our proprietary inventions relevant to our business.

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

Human Capital Management

We believe the strength of our workforce is one of the most significant contributors to our success. As of January 31, 2021, we had a total of 2,037 employees worldwide. Of our employees, 1,299 were in the United States and 738 were international employees.

We are committed to a respectful, rewarding, diverse and inclusive work environment that allows our team members to develop and grow with Medallia. To act on that commitment, we structure our human capital management objectives around four pillars: Hire, Retain, Invest and Experience.

Hire

One of our core values is cultivating a culture where everyone feels a sense of belonging. At Medallia, every experience matters. Everyone brings different life experiences to the table, and we embrace them all by seeking candidates from a wide range of backgrounds and experiences to join our team.

In addition, we believe that an equitable and inclusive environment composed of diverse teams produces more creative solutions, results in better and more innovative products, and is crucial to our efforts to attract and retain key talent. We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives, but it all starts with hiring and we believe representation matters. For example, in fiscal year 2021, our focus on inclusive hiring contributed to a 309% increase in Black and African American representation, a group that as of the end of the fiscal year made up 4.5% of our U.S. employee population. We are committed to further building our recruiting pipeline for Black talent.

Retain

To retain our workforce, we strive to offer competitive compensation and comprehensive benefits programs, utilizing compensation surveys and global benefits data to benchmark our packages in each of our locations. Our compensation program is designed to attract, reward and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide our employees with competitive compensation packages that include base salary plus a bonus, commission or incentive plan, as well as regionally specific pension benefits, wellness benefits, access to our employee stock purchase plan where applicable, and equity awards to encourage performance and retention of our top talent. We offer volunteer time off and generous parental leave and family planning benefits.

In 2017, we publicly committed to pay equity, meaning no statistically significant differences by gender or race for those doing substantially similar work. In fiscal year 2021, we maintained our commitment to pay equity and partnered with an outside vendor to analyze pay equity, globally by gender, as well as by race within the United States.

We also recognize the vital importance of the well-being of our employees, especially in light of the new and evolving challenges of the COVID-19 pandemic. We support our employees’ health and safety in a number of ways, including by providing mental and physical wellness benefits, allowances to employees to cover certain remote work expenses, subsidized dependent care, and flexible working arrangements for our employees with caregiving obligations. Research has shown that the COVID-19 pandemic has had an outsized impact on women in the workforce, and we have provided new and additional support programs to assist. In tandem with these programs, Medallia offers fertility, pregnancy and postpartum care advocacy globally, supporting working parents and their mental health, and we partnered with experts to host exclusive webinars on balancing work and family during the pandemic. We are proud to report that our retention rate among female employees was 90% during fiscal year 2021, and in a recent internal survey, 89% of women reported feeling fully supported.

Medallia offers a comprehensive suite of global wellness benefits supporting mental and physical health as well as pathways to confidential counseling through our employee assistance program. These global programs are open to every employee, regardless of their location. We intend to increase our focus on our well-being benefits during fiscal year 2022 as we continue to grow our culture of health and wellness across Medallia.

Invest

We invest in our employees by providing education, training and feedback, and access to meaningful growth opportunities. To support the continued learning and professional development of our employees, we host regular town halls and an executive speaker series featuring experts on intersectional topics related to diversity, equity, leadership, inclusion and health. In addition to formal and informal on-the-job training, we offer a robust tuition assistance program for all eligible full-time employees that grants cash and/or equity reimbursement for professional certificate or degree programs related to an employee’s current or future job function. During fiscal year 2021, we also piloted a new quarterly check-in program facilitating the delivery of regular performance feedback, which has now become part of our annual performance program. Career growth and development opportunities are available to all employees with internal promotions, transfers and stretch assignments.

Experience

We bolster our employee experience through a number of initiatives. We believe the employee experience belongs to everyone. By integrating Medallia’s Experience Platform across key moments in the employee lifecycle, every department is mobilized by getting the right insights to the right person so they can understand employee needs and launch new programs to support our employees based on that feedback.

Medallia founded its Diversity, Inclusion, and Belonging (DIBs) practice in March 2016. As a centralized resource serving all Medallians globally, the DIBs practice seeks to maximize workforce diversity, and promote a sense of inclusion and belonging among employees.

Medallia participates in the Human Rights Campaign Foundation’s Corporate Equality Index (CEI), a national benchmarking tool on corporate policies and practices pertinent to lesbian, gay, bisexual, transgender and queer employees. In 2018, 2019, 2020, and 2021 we earned a perfect score on the CEI and the honor of being named one of the Best Places to Work for LGBTQ Equality.

In fiscal year 2021, we also increased funding and support for our nine Employee Resource Groups (ERGs). ERGs are essential to Medallia’s diversity and inclusion initiatives and are woven into the fabric of our culture. ERGs drive impactful community and culture building programming that attracts top talent and enriches our environment for Medallians. We recognize these contributions as extremely valuable. Our Medallian-led ERGs have significant impact, both internally and externally, and they are encouraged to give back to causes that matter to them. In fiscal year 2021, our ERGs donated over $20,000 to vitally important causes as part of our ERG Gift Matching program. In addition, Medallia donated $200,000 focused on supporting the Black community with donations to Black Girls CODE, Code2040, Black Girl Ventures and the Equal Justice Initiative. We also provide resources and training, such as anti-racism and managing unconscious bias training to employees at all levels to ensure that we are hiring, promoting and retaining diverse teams.
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
Available Information

Our website address is http://www.medallia.com/, and our investor relations website is located at http://investor.medallia.com/. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material with the Securities Exchange Commission (SEC).

Medallia investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website, our investor relations website, press releases, SEC filings, and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this information may be updated from time to time.

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
Summary of Risk Factors

The below is a summary of principal risks to our business and risks associated with ownership of our stock. It is only a summary. You should read the more detailed discussion of risks set forth below and elsewhere in this report for a more complete discussion of the risks listed below and other risks.

•The extent to which the COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
•We have incurred significant net losses in recent years, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We derive, have derived and expect to continue to derive, the substantial majority of our revenue from subscriptions to our platform. Any failure of our platform to satisfy customer demands, achieve increased market acceptance or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition and growth prospects.
•If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.
•The market for experience management solutions is new and rapidly evolving, and if this market develops more slowly than we expect or declines, or develops in a way that we do not expect, our business could be adversely affected.
•The majority of our customer base consists of large and mid-sized enterprises, and we currently generate a significant portion of our revenue from a relatively small number of enterprises, the loss of any of which could harm our business, results of operations and financial condition.
•We rely on our technology infrastructure, including third-party data centers, and any interruption or delay in service from these facilities could impair the delivery of our platform and harm our business.
•If we or any of the third parties we work with experience a security breach or other incident or unauthorized parties otherwise obtain access to our customers’ data, our data or our platform, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced and we may incur significant liabilities.
•Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our platform and adversely affect our business.
•Servicing our current and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.
•Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our common stock and the Notes.

Risks Related to Our Business and Our Industry
The extent to which the COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
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

Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic such as hospitality, transportation, retail, manufacturing, and insurance, have reduced or delayed their spending on customer experience, which could adversely impact our business. Certain of our customers have requested lengthened payment terms during the year ended January 31, 2021. We have experienced and may continue to experience curtailed customer demand for our platform, reduced customer spending or contract duration, delayed collections, increased allowances for doubtful accounts, lengthened payment terms and increased competition due to changes in terms, that could adversely affect our business, results of operations and overall financial performance in future periods.
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
We have incurred significant net losses in recent periods, including net losses of approximately $148.7 million, $112.3 million and $82.2 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. We had an accumulated deficit of approximately $629.6 million as of January 31, 2021. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. We have expended and expect to continue to expend substantial financial and other resources on:

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
We derive, have derived, and expect to continue to derive the substantial majority of our revenue from subscriptions to our platform. As such, the market acceptance of our platform is critical to our success. Demand for our platform is affected by a number of factors, many of which are beyond our control, including the extension of our platform for new use cases, the timing of development and release of new products, features and functionality introduced by us or our competitors, technological change and the growth or contraction of the market in which we compete.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 80 countries and have established subsidiaries in Argentina, Australia, Brazil, Canada, Chile, Colombia, the Czech Republic, France, Germany, India, Israel, Japan, Mexico, the Netherlands, Norway, Singapore, Spain, the United Kingdom, and the United States. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions, and amount of data that our platform and our associated hosting infrastructure support. For example, our number of enterprise customers has grown to 1,077 as of January 31, 2021 from 757 as of January 31, 2020, an increase of 42%. Using the methodology of counting as a single enterprise customer all subsidiaries and divisions of a single parent, we had 787 as of January 31, 2021 from 513 as of January 31, 2020 parent enterprise customers, an increase of 53%.
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
Even if we do attract enterprises, the cost of new customer acquisition or ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. We intend to continue to hire additional sales personnel on a global basis, increase our marketing activities to help educate the market about the benefits of our platform, grow our domestic and international operations and build brand awareness. If the costs of these sales and marketing efforts increase dramatically or if they do not result in the cost-effective acquisition of additional customers or substantial increases in revenue, our business, results of operations and financial condition may be adversely affected.
Our business depends on our customers renewing their subscriptions and expanding their use of our platform. Any decline in our customer renewals or expansion would harm our business, results of operations and financial condition.
In order for us to maintain or improve our results of operations, it is important that we maintain and expand our relationships with our customers and that our customers renew their subscriptions when the initial or renewal subscription term expires or otherwise expand their subscription program with us. Our customers are not obligated to, and may elect not to, renew their subscriptions on the same or similar terms after their existing subscriptions expire. Some of our customers have in the past elected, and may in the future elect, not to renew their agreements with us or otherwise reduce the scope of their subscriptions, and we do not have sufficient operating history with our business model and pricing strategy to accurately predict long-term customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of our platform, which can be difficult to predict.
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
Our competitors vary in size and in the breadth and scope of the products and services they offer. While we do not believe that any of our competitors currently offer a full suite of experience management solutions that competes across the breadth of our platform, certain features of our platform compete in particular segments of the overall experience management category. For example, we compete with a number of SaaS providers of survey tools, including Qualtrics and SurveyMonkey, many of which offer significantly lower prices for their products or services. We also compete with contact center technology companies, such as CloudCherry (acquired by Cisco), Nice Ltd. and Verint Systems Inc., which may have longer operating histories, have invested heavily in experience management and may aggressively expand their products and services in the near future. Additionally, we face competition from full-service consulting firms such as Maritz CX and Towers Watson, which bundle additional market research services with competing products and services. Further, other established SaaS providers and other technology companies not currently focused on experience management may expand their services to compete with us.
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

Our future success, in part, will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. For example, during the fiscal year ended January 31, 2021 we completed acquisitions of (i) LivingLens, a video feedback platform provider; (ii) Voci, a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience; (iii) Stella Connect, a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time; and (iv) Sense360, a consumer insights platform that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why. In addition, so far in fiscal year ending January 31, 2022, we completed the acquisition of Decibel, a leader in digital experience analytics.
However, if we are unable to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions in a timely and effective manner, then our business, results of operations and financial condition could be adversely affected.
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
In the years ended January 31, 2021, 2020 and 2019 our top 10 customers accounted for 24%, 25% and 25% of our revenue, respectively. The majority of our customer base consists of large and mid-sized enterprises, many of which have high subscription amounts to our platform. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. Additionally, some of our customers and potential customers are in industries most impacted by the COVID-19 pandemic, such as hospitality, transportation, and retail. Accordingly, the loss of any one of our large customers, including because of the COVID-19 pandemic, could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or use our platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.
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
In addition, computer malware, viruses and computer hacking, fraudulent use, social engineering (predominantly phishing attacks) and general hacking have become more prevalent, and such incidents or incident attempts have occurred on our platform in the past and may occur on our platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new customers. A substantial portion of our business is with large enterprises, which often have heightened sensitivity to data security and privacy issues, and any actual or perceived security breach or other incident may have an especially large impact on the attractiveness of our platform to our customer base. Further, we may experience increased cyberattacks and security challenges as our employee base works remotely due to the COVID-19 pandemic.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our platform. For the years ended January 31, 2021, 2020 and 2019 our research and development expenses were 25%, 24% and 28% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
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
We have limited experience selling to mid-sized enterprises and only began hiring sales and marketing personnel with a mid-sized enterprise focus in 2018. Adapting our platform and marketing efforts to target the mid-sized enterprise market will require the diversion of significant resources that could otherwise be deployed to grow the business. If the costs of these sales and marketing efforts and investments do not result in corresponding increases in revenue, our business, results of operations, and financial condition may be adversely affected. In addition, small and mid-sized enterprises may have been disproportionately affected by the COVID-19 pandemic and the related measures taken to protect the public health such as stay-at-home orders. Many of these enterprises may be experiencing financial difficulties and may not be in a position to purchase our platform, which may adversely affect our revenue, business, results of operations and financial condition.
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
Our sales cycle with enterprise, international and public sector clients can be long and unpredictable.
A substantial portion of our business is with large enterprises and, as we invest in other markets, we will increasingly do business with international enterprises and public sector entities. The timing of our sales with our enterprise, international, and public sector clients and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these clients. We are often required to spend significant time and resources to educate and familiarize these potential clients with the value proposition of paying for our platform. The length of our sales cycle for these clients, from initial evaluation to payment for our platform is often around nine months or more and can vary substantially from client to client. As a result, it is difficult to predict whether and when a sale will be completed.
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

Our business requires us to enter into agreements with a large number of customers and other third parties in many different jurisdictions. Our subscription and other agreements contain a variety of terms, including service levels, data privacy and security obligations, indemnification, dispute resolution procedures and regulatory requirements. Agreement terms may not be standardized across our business and can be subject to differing interpretations and local law requirements, which could result in disputes with our customers and other third parties from time to time. If our customers and other third parties notify us of a breach of contract or otherwise dispute the terms of our agreements, the dispute resolution process can be expensive and time-consuming and result in the diversion of resources that could otherwise be deployed to grow our business. Even if these disputes are resolved in our favor, we may be unable to recoup the expenses and other diverted resources committed to resolving the dispute and, if we receive negative publicity in connection with the dispute, our reputation and brand may be harmed. Furthermore, the ultimate resolution of such disputes may be adverse to our interests and as a result could adversely affect not only our brand but also our results of operations and financial condition.

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
We have worked to develop a strong culture around our team. We believe that our culture has been and will continue to be a key contributor to our success. We expect to hire aggressively as we expand but if we do not continue to maintain our corporate culture as we grow globally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth and our ongoing transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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
Our results of operations, key metrics and other financial metrics, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, have fluctuated in the past and may vary significantly in the future. As a result, period-to-period comparisons of our results of operations, including key metrics, may not be meaningful and the results of any one period should not be relied upon as an indication of future performance. Our results of operations and other key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in results of operations and key metrics may negatively impact the value of our common stock.Factors that may cause fluctuations in our results of operations and key metrics include, without limitation, those listed below:
•fluctuations in the demand for our platform and the market for platforms like ours;
•our ability to attract new customers or retain existing customers;
•variability in our sales cycle, including as a result of the budgeting cycles and internal purchasing priorities of our customers or prospective customers;
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
•the timing of our recognition of stock-based compensation expense for our equity awards, particularly in cases where awards covering a large number of our shares are tied to a specific event or date; and
•the timing and success of introductions of new platform features and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners.
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

Risks Related to Our Intellectual Property

We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. From time to time, we have received and may receive claims from third parties, including our competitors, that our platform and underlying technology infringe or violate a third party’s intellectual property rights, including patent rights, and we may be found to be infringing upon such rights. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement or invalidity arguments in our defense. In the United

States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may also be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Any claims or litigation, regardless of their merit, could cause us to incur significant expenses, pay substantial amounts in damages, ongoing royalty or license fees, or other payments, or could prevent us from offering all or portions of our platform or from using certain technologies, require us to re-engineer all or a portion of our platform or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our technology or intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our platform and products, which would adversely impact our client satisfaction and ability to attract customers. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation.
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
Our success and ability to compete depend in part upon our ability to secure, protect, maintain, assert and enforce our intellectual property. As of January 31, 2021 we had 18 issued patents and 25 pending non-provisional or provisional patent applications filed. We rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate, and our intellectual property may still be challenged or invalidated. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Effective patent, copyright, trade secret and trademark protection may not even be available in every country in which we conduct business. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office (USPTO), and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, copyright, or trademark application. If this occurs, our competitors might be more successful in their efforts to compete with us. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In the event that any of the foregoing occur, this could adversely affect our business, results of operations and financial condition.
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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our platform or otherwise offer growth opportunities. We made many acquisitions during fiscal year ended January 31, 2020, including Zingle, a multi-channel mobile messaging and customer engagement solution, and in fiscal year ended January 31, 2021 we completed acquisitions of (i) LivingLens, a video feedback platform provider; (ii) Voci, a real-time speech to text platform; (iii) Stella Connect, a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time; and (iv) Sense360, a consumer insights platform that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why. We may also enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing or size of these transactions. Our prior acquisitions have been relatively small, and we are relatively inexperienced in effectively integrating another business with our own. Consequently, these transactions, even if announced, may not be completed. The risks we face in connection with these transactions include:
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
Risks Related to Our International Operations

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
Further, risks associated with operating in Israel may adversely affect our business. We have operations in Israel through our wholly-owned subsidiary, Medallia Digital Ltd. and Cooladata Ltd. As of January 31, 2021 we had a total of 65 employees located in Israel, of which 58 were engaged in research and development and SaaS operations activities. Given our employee headcount in Israel, our business, results of operations and financial condition could be adversely affected by political, economic and military instability in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. Any hostilities involving Israel or a full or partial mobilization of the reserve forces of the Israeli armed forces could adversely affect our operations in Israel. In addition, some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Increased military activity could also result in a reduction of qualified prospective employees available to grow our business or to replace employees on active military duty. As a result, our business could be disrupted by the absence of our employees for a significant period of time as a result of military service. Additionally, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial conditions in Israel could adversely affect our operations. In the past, the State of Israel and Israeli companies have been subjected to an economic boycott and several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies could also have an adverse impact on our business and results of operations.

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

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of January 31, 2021, we had a total of 257 employees located in Argentina, of which 233 were engaged in research and development and SaaS operations activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

The Argentine government has historically exercised significant influence over the country’s economy. For example, on September 1, 2019, the Argentine government enacted foreign exchange currency controls. These controls include restrictions on Argentine citizens and Argentinian companies’ abilities to purchase U.S. dollars, transfer money to foreign accounts, and make payments of dividends or payments for services by related parties without permission from the Argentine government. These controls, and other restrictions that may be enacted in the future, could adversely affect our business by making it more difficult to fund our operations in Argentina, including cash compensation programs for our employees based there. Additionally, such controls and other restrictions that may be enacted in the future, and any interpretations thereof, could materially hinder our ability to administer, and our Argentine employees’ ability to participate in, our equity compensation programs. An interruption to our Argentine business operations due to currency controls, or any adverse impact to our compensation programs for our employees, could lead to a drop in productivity and employee morale and lead to an adverse effect on our business.

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

Risks Related to Laws and Regulations

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

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom has initiated a process to leave the EU, generally referred to as Brexit. Brexit resulted in the United Kingdom exiting from the EU on January 31, 2020 subject to a transition period covering certain matters that ended on December 31, 2020. The United Kingdom has implemented legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenue. Aspects of United Kingdom data protection laws and regulations remain unclear, however, including how they will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

Additionally, although we participate in and have certified our compliance with the European Union (EU)-
U.S. and Swiss-U.S. Privacy Shield Framework with respect to personal data that we collect, which is subject to the investigatory and enforcement powers of the U.S. Federal Trade Commission, and have historically relied upon the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks, and certain standard contractual clauses approved by the EU Commission (the SCCs), with regard to our transfer of certain personal data from the EU and Switzerland to the United States, both the EU-U.S. Privacy Shield Framework and the SCCs have been subject to legal challenge, and on July 16, 2020, the CJEU, Europe's highest court, held in the Schrems II case that the EU-U.S. Privacy Shield Framework was invalid, and imposed additional obligations in connection with use of the SCCs. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield Framework adequate for the purposes of personal data transfers from Switzerland to the U.S. We are assessing the impacts of the Schrems II decision in light of current and anticipated guidance from regulators. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the EU and Switzerland to the U.S., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to cross-border data transfers and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We and our customers may face a risk of enforcement actions relating to personal data transfers, and we may experience hesitancy, reluctance or refusal by European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to cross-border data transfer.

Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent laws in the United States. For example, in June 2018 California enacted the California Consumer Privacy Act (CCPA). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA went into effect on January 1, 2020. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. Aspects of the CCPA, the CPRA, and their interpretation and enforcement remain unclear, and these laws may increase our compliance costs and potential liability.

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
We are subject to potential tax examinations of our tax returns by the Internal Revenue Service (the IRS), and other domestic and foreign tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations and financial condition.
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
As of January 31, 2021 we had federal and state net operating loss (NOL) carryforwards of approximately $822.5 million and $404.3 million, respectively. The federal NOL will begin to expire in 2031 and state NOL will begin to expire in 2022. As of January 31, 2021 we had federal and state research and development (R&D) tax credit carryforwards of approximately $20.6 million and $16.8 million, respectively. The federal R&D credit will begin to expire in 2029 and state R&D credit does not expire. In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs and other tax attributes including R&D tax credits to offset future taxable income. Similar rules apply under state tax laws.

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
In September 2020, we issued a $575.0 million aggregate principal amount of convertible senior notes (the Notes) in a private placement to qualified institutional buyers. See "Note 9: Debt" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further information on our outstanding debt obligations. As of January 31, 2021, we had $575.0 million of indebtedness for borrowed money outstanding.
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

We have funded our operations since inception primarily through subscription payments by our customers for use of our platform, equity and debt financings, capital lease arrangements and loans for equipment. For example, in September 2020, we issued $575.0 million aggregate principal amount of convertible senior notes. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or unforeseen circumstances.

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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Additionally, commencing with this annual report on Form 10-K, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting and may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our common stock.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments, such as the Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity components are required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets, and the value of the equity components are treated as original issue discounts for purposes of accounting for the debt components of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying values of the Notes to their face amounts over the terms of the Notes. This adversely affects our reported financial results and could adversely affect the trading price of our common stock and the trading price of the Notes.
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

Our directors, executive officers and holders of 5% or more of our common stock beneficially own approximately 42% of our common stock and are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 42% of the shares of our outstanding common stock, based on the number of shares outstanding as of January 31, 2021. Further, entities affiliated with Sequoia Capital, collectively, are currently our largest stockholder and hold approximately 29% of the total voting power of our capital stock based on the number of shares outstanding as of January 31, 2021. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, will be able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.
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
As a public company, and particularly now that we are no longer an “emerging growth company,” we incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and the rules and regulations of the SEC and the listing standards of the NYSE. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. We have incurred, and expect to incur in the future, significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to activism, including shareholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.
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

General Risk Factors

Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.

Our results of operations may vary based on the impact of changes in our industry or the economy more generally on us or our customers. Our business and results of operations depend on demand for information technology generally and for experience management solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the U.S. or internationally, including as a result of changes in gross domestic product growth, financial and credit market fluctuations, interest rates, political turmoil or civil unrest, natural catastrophes or conflicts, or wars, and public health crises, such as the COVID-19 pandemic, and related public health measures, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for experience management solutions or to perceive spending on such systems as discretionary, demand for our platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.

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

We plan to sublease certain of our office spaces in San Francisco, San Mateo and Pleasanton, California and others in the United Kingdom because when employees return to physical work spaces, they will have more flexibility.

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

Holders of Record

As of February 26, 2021, there were 75 registered stockholders of record of our common stock. We believe a substantially greater number of beneficial owners hold shares through brokers, banks and other nominees.

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

The performance graph below shows the cumulative total stockholder return on our common stock for the period from July 19, 2019 to January 31, 2021. This is compared to the cumulative total return of the NASDAQ Computer & Data Processing Index and the S&P 500 Stock Index, over the same period. The graph assumes that on July 19, 2019, our initial trading day, $100 was invested, at the closing market price, in our common stock and in each of the other two indices, with dividends reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of 18 Month Cumulative Total Return
Assumes Initial Investment of $100
$250
$200
$150
$100
$50
7/19/2019
7/31/2019
10/312019
1/31/2020
4/30/2020
7/31/2020
10/31/2020
1/31/2021
Medallia, Inc
S&P 500
S&P 500 Information Technology

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended January 31, 2021, 2020, 2019 and 2018 and the consolidated balance sheet data as of January 31, 2021, 2020 and 2019 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 31, 2018 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected for any future period and are not necessarily indicative of the results to be expected for the full year or any future period. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2021	2020	2019	2018
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$382,573	$312,168	$246,797	$201,801
Professional services	94,648	90,295	66,845	59,394
Total revenue	477,221	402,463	313,642	261,195
Cost of revenue:
Subscription (1)	80,376	61,369	47,948	36,397
Professional services (1)	90,308	83,820	67,953	59,380
Total cost of revenue	170,684	145,189	115,901	95,777
Gross profit	306,537	257,274	197,741	165,418
Operating expenses:
Research and development (1)	117,800	95,978	86,272	86,368
Sales and marketing (1)	225,414	180,711	138,674	110,002
General and administrative (1)	101,351	95,515	53,239	40,183
Total operating expenses	444,565	372,204	278,185	236,553
Loss from operations	(138,028)	(114,930)	(80,444)	(71,135)
Interest income and other income (expense), net	(10,550)	3,129	(11)	2,412
Loss before provision for income taxes	(148,578)	(111,801)	(80,455)	(68,723)
Provision for income taxes	78	532	1,779	1,638
Net loss	$(148,656)	$(112,333)	$(82,234)	$(70,361)

Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.35)	$(3.07)	$(3.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,563	83,269	26,770	22,571

(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2021	2020	2019	2018
	(in thousands)
Cost of subscription revenue	$3,650	$3,058	$1,143	$423
Cost of professional services revenue	10,266	8,824	2,379	2,256
Research and development expense	25,469	18,176	7,563	5,182
Sales and marketing expense	37,625	28,519	6,813	4,882
General and administrative expense	27,795	50,879	9,960	5,505
Total stock-based compensation	$104,805	$109,456	$27,858	$18,248

	January 31,
	2021	2020	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$682,389	$343,699	$44,876	$60,087
Total assets (1)	1,401,649	731,649	280,184	265,182
Total deferred revenue (2)	294,627	264,522	211,817	168,937
Convertible senior notes, net	448,064	—	—	—
Accumulated deficit	(629,629)	(480,973)	(368,640)	(286,219)
Total stockholders' equity (deficit)	1,401,649	397,796	(6,558)	35,057

(1) The amounts as of January 31, 2021 reflect the impact of the adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842). The amounts as of January 31, 2020, 2019, and 2018 do not reflect the adoption of Topic 842 . Refer to Note 1 in the notes to our consolidated financial statements.
(2) Includes $254.5 million, $222.9 million, $175.4 million, and $136.3 million in subscription deferred revenue as of January 31, 2021, 2020, 2019, and 2018 respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Special Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Annual Report on Form 10-K. Our fiscal year ends January 31.
Overview
Medallia, Inc. was founded in 2001 to help the world’s largest companies understand and improve customer experiences at scale. In doing so, we created a new category of enterprise software, experience management.

Our SaaS (software-as-a-service) platform, the Medallia Experience Cloud, is built on modern technology and open architecture, utilizing AI (artificial intelligence) and machine learning to analyze massive amounts of data. We capture experience data from the expanding signal fields emitted by customers, employees, citizens, and patients on their daily journeys so that our customers can understand and manage omni-channel experiences. We utilize our proprietary in-memory analytics, dynamic organizational hierarchy management, and AI technology to analyze the structured and unstructured data at great scale with enterprise grade security and privacy deriving themes and predictive insights that drive action in live time. Using our technology, enterprises reduce churn, turn detractors into promoters and buyers, create in-the-moment cross-sell and up-sell opportunities, and drive revenue-impacting business decisions, providing clear and potent returns on investment.

Our platform captures and analyzes over 7.5 billion experiences annually. Our products have high adoption rates and are used extensively from the front line to the C-Suite; approximately 50% of our customers have more than 1,000 employees using our platform. Our platform is deeply embedded in an enterprise’s tech stack, with enterprises integrating Medallia with an average of 25 other business applications, and our platform is becoming the experience system of record that makes all other applications customer and employee aware. We believe this is significantly higher adoption than other experience management solutions available in the market.
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
The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers' and our sales cycles; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees; how quickly and to what extent normal economic and operating activities can resume; and effect on our partners and vendors, all of which are uncertain and difficult to predict. In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters), mandated our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events, including our Medallia Experience conference, to virtual-only, and we may similarly alter, postpone or cancel events in the future. These changes remained in effect in the fourth quarter of fiscal 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the impact and possible continued impact of the COVID-19 pandemic on our business.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Customers
We measure and track the number of customers, and we believe the number of customers is useful information to investors, because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active annual subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. As of January 31, 2021, 2020 and 2019 we had 1,077, 757 and 543 enterprise customers, respectively. If we count as a single enterprise customer, all subsidiaries and divisions of a single parent, then as of January 31, 2021, 2020 and 2019 we had 787, 513 and 350 enterprise customers, respectively.
We also serve a variety of small and mid-size businesses that prove our products applicability across all levels of the market. We serve approximately 700 customers with active annual contract subscription agreements.
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
The following table sets forth our subscription billings and growth rate, and provides a reconciliation of subscription revenue to subscription billings, for the periods presented:

	Trailing Twelve Months Ended January 31,
	2021	2020	2019

	(in thousands, except percentages)
Subscription revenue	$382,573	$312,168	$246,797
Increase in subscription deferred revenue	31,597	47,549	39,095
(Increase) decrease in contract assets	(2,646)	1,052	3,575
Subscription billings	$411,524	$360,769	$289,467
Subscription billings growth rate	14%	25%	24%

Our use of subscription billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Subscription billings are recognized when invoiced, while the related subscription revenue is recognized ratably over the subscription term. For fiscal 2021, our trailing 12-month subscription billings growth rate was 14%. There are a wide variety of factors that influence this metric. For example, due to the COVID-19 pandemic, we have modified subscription terms, flexible payment or invoicing terms in exchange for extensions of existing contracts for certain customers hardest hit by the pandemic. Therefore, fluctuations in billings should not be taken as an indication of changes in future revenue. Also, other companies, including companies in our industry, may not use subscription billings, may calculate subscription billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of subscription billings as a comparative measure.
Also, other companies, including companies in our industry, may not use subscription billings, may calculate subscription billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of subscription billings as a comparative measure.
Dollar-based Net Revenue Retention
We use a dollar-based net revenue retention rate to measure our ability to retain and expand business generated from our existing customers. Our dollar-based net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, calculated on a trailing twelve-month basis. We focus on a dollar-based net revenue retention rate metric, and we believe it is useful information to investors, because it captures the full impact on revenue of customers expanding, decreasing or ending their subscriptions. Our dollar-based net revenue retention rate as of January 31, 2021, 2020 and 2019 was 115%, 119% and 116%, respectively, on a trailing twelve-month basis.
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
Sales and Marketing
Sales and marketing expenses primarily consists of personnel-related expenses including stock-based compensation expense, travel expense and allocated overhead expenses and marketing and promotional activities expenses including our annual Experience conference, advertising, facility and training costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We intend to continue to invest in sales and marketing to help drive the growth of our business. During the short term we expect to see a decline in travel expenses as well as certain of our marketing costs such as the Experience conference due to the COVID-19 pandemic as we focus our marketing and sales events on virtual platforms. However, we expect our sales and marketing expenses will increase in future periods as we ramp up our sales efforts.
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
Other Income (Expense), net
Other income (expense), net consists primarily of interest expense, accretion of the debt discount and amortization of the issuance costs on the convertible senior notes, interest expense on the revolving line of credit and net foreign currency exchange gains (losses). In addition, interest income includes interest on our cash and marketable securities balances.
Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes on foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance on our federal and state deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see "Note 12: Income Taxes," included in this Annual Report on Form 10-K, in our notes to the consolidated financial statements.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended January 31,
	2021	2020	2019
Revenue:
Subscription	$382,573	$312,168	$246,797
Professional services	94,648	90,295	66,845
Total revenue	477,221	402,463	313,642
Cost of revenue:
Subscription(1)	80,376	61,369	47,948
Professional services(1)	90,308	83,820	67,953
Total cost of revenue	170,684	145,189	115,901
Gross profit	306,537	257,274	197,741
Operating expenses:
Research and development(1)	117,800	95,978	86,272
Sales and marketing(1)	225,414	180,711	138,674
General and administrative(1)	101,351	95,515	53,239
Total operating expenses	444,565	372,204	278,185
Loss from operations	(138,028)	(114,930)	(80,444)
Other income (expense), net	(10,550)	3,129	(11)
Loss before provision for income taxes	(148,578)	(111,801)	(80,455)
Provision for income taxes	78	532	1,779
Net loss	$(148,656)	$(112,333)	$(82,234)

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Cost of subscription revenue	$3,650	$3,058	$1,143
Cost of professional services revenue	10,266	8,824	2,379
Research and development expense	25,469	18,176	7,563
Sales and marketing expense	37,625	28,519	6,813
General and administrative expense	27,795	50,879	9,960
Total stock-based compensation	$104,805	$109,456	$27,858

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
Revenue:
Subscription	80%	78%	79%
Professional services	20%	22%	21%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription	17%	15%	15%
Professional services	19%	21%	22%
Total cost of revenue	36%	36%	37%
Gross profit	64%	64%	63%
Operating expenses:
Research and development	25%	24%	28%
Sales and marketing	47%	45%	44%
General and administrative	21%	24%	17%
Total operating expenses	93%	92%	89%
Loss from operations	(29)%	(29)%	(26)%
Other income (expense), net	(2)%	1%	—%
Loss before provision for income taxes	(31)%	(28)%	(26)%
Provision for income taxes	—%	—%	1%
Net loss	(31)%	(28)%	(26)%
Fiscal Years Ended January 31, 2021, 2020 and 2019
Revenue

	Year Ended January 31,				Year Ended January 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Subscription	$382,573	$312,168	$70,405	23%	$312,168	$246,797	$65,371	26%
Professional services	94,648	90,295	4,353	5%	90,295	66,845	23,450	35%
Total revenue	$477,221	$402,463	$74,758	19%	$402,463	$313,642	$88,821	28%
Total revenue was $477.2 million for the year ended January 31, 2021 compared to $402.5 million for the year ended January 31, 2020, which is an increase of $74.8 million, or 19%.
Subscription revenue accounted for 80% of total revenue the year ended January 31, 2021 and 78% of total revenue for the year ended January 31, 2020, respectively. Subscription revenue increased by $70.4 million, or 23%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increases were primarily due to cross-sell with existing customers and expansions as reflected in our dollar-based net revenue retention rate of 115% for the year ended January 31, 2021. The increases were also driven by revenue from new customers, as the number of enterprise customers increased to 1,077 as of January 31, 2021 from 757 as of January 31, 2020, representing a 42% increase. The expansions and cross-sell with existing customers and revenue from new customers, including our 700 small and mid-market customers, also helped drive growth in our subscription billings, which increased to $411.5 million for the year ended January 31, 2021 from $360.8 million for the year ended January 31, 2020, representing a 14% increase.

Professional services revenue increased by $4.4 million, or 5%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increases were driven by higher managed and implementation services.
Total revenue was $402.5 million for the year ended January 31, 2020, compared to $313.6 million for the year ended January 31, 2019, which is an increase of $88.8 million, or 28%.
Subscription revenue accounted for 78% and 79% of our revenue for the years ended January 31, 2020 and 2019, respectively. Subscription revenue increased by $65.4 million, or 26%, for the year ended January 31, 2020, compared to the year ended January 31, 2019. The increase was primarily due to expansions and cross-sell with existing customers, as reflected in our dollar-based net revenue retention rate of 119% for the year ended January 31, 2020. The increase was also driven by revenue from new customers, as the number of enterprise customers increased to 757 at the end of January 31, 2020 from 543 at the end of January 31, 2019, representing a 39% increase. The expansions and cross-sell with existing customers and revenue from new customers also helped drive growth in our subscription billings, which increased to $360.8 million for the year ended January 31, 2020 from $289.5 million for the year ended January 31, 2019, representing a 25% increase.

Professional services revenue increased by $23.5 million, or 35%, for the year ended January 31, 2020, compared to the year ended January 31, 2019. The increase was driven by higher managed and implementation services.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,				Year Ended January 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue:
Subscription	$80,376	$61,369	$19,007	31%	$61,369	$47,948	$13,421	28%
Professional services	90,308	83,820	6,488	8%	83,820	67,953	15,867	23%
Total cost of revenue	$170,684	$145,189	$25,495	18%	$145,189	$115,901	$29,288	25%
Gross profit	$306,537	$257,274	$49,263	19%	$257,274	$197,743	$59,531	30%
Gross margin:
Subscription	79%	80%			80%	81%
Professional services	5%	7%			7%	(2)%
Total gross margin	64%	64%			64%	63%
Total cost of revenue was $170.7 million for the year ended January 31, 2021, compared to $145.2 million for the year ended January 31, 2020, an increase of $25.5 million, or 18%.
Cost of subscription revenue increased by $19.0 million, or 31%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to an increase of $14.1 million in hosting, software and hardware related to infrastructure necessary to meet our customer demand, higher personnel-related expenses of $3.3 million, including stock-based compensation expense and $1.3 million in outside services.
Cost of professional services revenue increased by $6.5 million, or 8%, for the year ended January 31, 2021 compared to the year ended January 31, 2020 primarily due to an increase of $8.9 million in personnel-related expenses, including stock-based compensation expense of $1.4 million, partially offset by a decrease of $1.9 million in outside services and facility costs.
Gross profit increased proportionate to the increase in revenue for the year ended January 31, 2021 compared to the year ended January 31, 2020. Gross margin did not materially change during those periods.

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

Cost of professional services revenue increased by $15.9 million, or 23%, for the year ended January 31, 2020, compared to the year ended January 31, 2019, primarily due to an increase of $12.3 million in personnel related expenses, including stock-based compensation expense, and an increase of $4.0 million in outside services. This increase was partially offset by a decrease of $1.5 million in facility costs.

Gross profit increased proportionate to the increase in revenue for the year ended January 31, 2020, compared to the year ended January 31, 2019. Gross margin did not materially change during those periods.
Research and Development

	Year Ended January 31,				Year Ended January 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Research and development	$117,800	$95,978	$21,822	23%	$95,978	$86,272	$9,706	11%
Percentage of revenue	25%	24%			24%	28%
Research and development expenses increased by $21.8 million, or 23%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to an increase of $16.8 million in personnel-related expenses, of which $7.3 million related to stock-based compensation expense, and $4.8 million in outside services.
Research and development expenses increased by $9.7 million, or 11% for the year ended January 31, 2020 compared to the year ended January 31, 2019. Personnel-related expenses increased by $11.4 million during the year ended January 31, 2020, primarily due to increases in stock-based compensation expense of $10.6 million, partially offset by a decrease in facility costs of $2.2 million.
Sales and Marketing

	Year Ended January 31,				Year Ended January 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$225,414	$180,711	$44,703	25%	$180,711	$138,674	$42,037	30%
Percentage of revenue	47%	45%			45%	44%
Sales and marketing expenses increased by $44.7 million, or 25%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to higher personnel-related expenses of $38.1 million, of which $9.1 million related to stock-based compensation expense, as we continued to expand our quota bearing sales force along with non-quota bearing sales support positions and $7.4 million in software costs, partially offset by a decrease of $1.3 million in marketing and promotional expenses.
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

General and Administrative

	Year Ended January 31,				Year Ended January 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$101,351	$95,515	$5,836	6%	$95,515	$53,239	$42,276	79%
Percentage of revenue	21%	24%			24%	17%

General and administrative expenses increased by $5.8 million, or 6%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to higher restructuring costs of $22.8 million because we incurred $18.8 million of expenses primarily related to exiting certain of our office spaces and writing-off related leasehold improvements, whereas during the year ended January 31, 2020 we recorded a benefit of $4.0 million of restructuring charges. In addition, for the year ended January 31, 2021, we recorded increased costs of $6.0 million due to higher acquisition fees, compliance activities and other, partially offset by lower stock-based compensation expense of $23.1 million because during the year ended January 31, 2020 we recorded a non-recurring stock-based compensation expense related to RSUs that vested upon the satisfaction of a service and liquidity event-related performance vesting condition,
General and administrative expenses increased by $42.3 million, or 79%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to overall increase in expenses associated with being a public company, higher stock-based compensation expense associated with RSU’s being recognized upon the IPO and the termination of certain executives and other employees, for which we accelerated the vesting of certain unvested stock options and RSUs. As a result of the acceleration, we recognized additional stock-based compensation expense of $8.7 million.
Other Income (Expense), net and Provision for Income Taxes

	Year Ended January 31,				Year Ended January 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Interest expense and other	$(11,958)	$(1,455)	$(10,503)	722%	$(1,455)	$(751)	$(704)	nm
Interest income	1,408	4,584	(3,176)	(69)%	4,584	740	3,844	nm
Other income (expense), net	$(10,550)	$3,129	$(13,679)	(437)%	$3,129	$(11)	$3,140	nm

Provision for income taxes	$78	$532	$(454)	(85)%	$532	$1,779	$(1,247)	(70)%
Interest expense and other increased during the year ended January 31, 2021 compared to the year ended January 31, 2020 primarily due to an increase in interest expense related to the debt discount and issuance costs incurred on our convertible senior notes, revolving line of credit and capital leases.
Interest income decreased during the year ended January 31, 2021 compared to the year ended January 31, 2020 primarily due to lower interest rates on our cash, cash equivalent and marketable securities.
Income tax expense decreased by $0.5 million during the year ended January 31, 2021 compared to the year ended January 31, 2020. This was primarily attributed to the deferred tax benefit of $1.8 million resulting from the LivingLens, Voci, Stella and Sense360 acquisitions, which is higher than the $1.4 million deferred tax benefits recognized during the year ended January 31, 2020.
Interest expense and other increased during the year ended January 31, 2020 compared to the year ended January 31, 2019 primarily due to an increase in interest expense from capital leases and foreign exchange losses.
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

Quarterly Financial Data

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2021 and 2020. The information for each of these eight quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles, or GAAP.

The data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for the full year or any future periods.

	Year Ended January 31, 2021				Year Ended January 31, 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands except per share data)
Revenue
Subscription	$103,814	$96,936	$92,831	$88,992	$86,160	$79,749	$74,547	$71,712
Professional services	24,233	24,022	22,694	23,699	23,940	23,325	21,123	21,907
Total revenue	128,047	120,958	115,525	112,691	110,100	103,074	95,670	93,619
Cost of revenue
Subscription (1)	22,837	21,065	19,130	17,344	16,913	16,296	14,699	13,461
Professional services (1)	23,264	22,783	22,042	22,219	22,203	22,299	20,184	19,134
Total cost of revenue	46,101	43,848	41,172	39,563	39,116	38,595	34,883	32,595
Gross profit	81,946	77,110	74,353	73,128	70,984	64,479	60,787	61,024

Research and development (1)	29,597	28,034	27,790	32,379	27,348	26,321	22,693	19,616
Sales and marketing (1)	63,124	58,333	51,942	52,015	53,559	47,067	46,470	33,615
General and administration (1)	30,428	20,288	29,137	21,498	22,843	32,758	30,076	9,838
Total operating expenses	123,149	106,655	108,869	105,892	103,750	106,146	99,239	63,069
Loss from operations	(41,203)	(29,545)	(34,516)	(32,764)	(32,766)	(41,667)	(38,452)	(2,045)
Interest income and other income (expense), net	(7,030)	(3,247)	(448)	175	555	2,001	431	142
Loss before provision for (benefits from) income taxes	(48,233)	(32,792)	(34,964)	(32,589)	(32,211)	(39,666)	(38,021)	(1,903)
Provision for (benefits from) income taxes	537	(633)	234	(60)	(341)	(46)	263	656
Net loss	$(48,770)	$(32,159)	$(35,198)	$(32,529)	$(31,870)	$(39,620)	$(38,284)	$(2,559)

Net loss per share attributable to to common stockholders, basic and diluted	$(0.32)	$(0.22)	$(0.25)	$(0.24)	$(0.25)	$(0.31)	$(0.87)	$(0.08)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	151,663	147,930	142,479	135,993	129,365	127,715	43,986	30,430

(1) Includes stock-based compensation expense as follows (in thousands):

	Year Ended January 31, 2021				Year Ended January 31, 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands except per share data)
Cost of subscription revenue	$925	$870	$946	$909	$954	$948	$869	$287
Cost of professional services revenue	2,312	2,552	2,719	2,684	2,869	2,708	2,690	557
Research and development expense	4,641	4,610	4,746	11,473	6,643	6,292	3,658	1,583
Sales and marketing expense	9,193	10,350	8,745	9,335	9,603	8,948	8,475	1,493
General and administrative expense	6,281	6,633	7,478	7,403	9,091	18,259	19,487	4,042
Total stock-based compensation	$23,352	$25,015	$24,634	$31,804	$29,160	$37,155	$35,179	$7,962

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Year Ended January 31, 2021				Year Ended January 31, 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Revenue
Subscription	81%	80%	80%	79%	78%	77%	78%	77%
Professional services	19%	20%	20%	21%	22%	23%	22%	23%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Cost of revenue
Subscription	18%	17%	17%	15%	15%	16%	15%	14%
Professional services	18%	19%	19%	20%	20%	22%	21%	20%
Total cost of revenue	36%	36%	36%	35%	36%	37%	36%	35%
Gross profit	64%	64%	64%	65%	64%	63%	64%	65%

Research and development	23%	23%	24%	29%	25%	26%	24%	21%
Sales and marketing	49%	48%	45%	46%	49%	46%	49%	36%
General and administration	24%	17%	25%	19%	21%	32%	31%	11%
Total operating expenses	96%	88%	94%	94%	94%	103%	104%	67%
Loss from operations	(32)%	(24)%	(30)%	(29)%	(30)%	(40)%	(40)%	(2)%
Interest income and other income (expense), net	(5)%	(3)%	—%	—%	1%	2%	—%	—%
Loss before provision for (benefits from) income taxes	(38)%	(27)%	(30)%	(29)%	(29)%	(38)%	(40)%	(2)%
Provision for (benefits from) income taxes	—%	(1)%	—%	—%	—%	—%	—%	1%
Net loss	(38)%	(27)%	(30)%	(29)%	(29)%	(38)%	(40)%	(3)%

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

Quarterly Cost of Revenue and Gross Margin Trends

Our total cost of revenue generally increased over the quarters presented. The increase was due to sales and delivery of subscriptions and professional services required to support new and existing customers. Our cost of subscription revenue may vary based on the timing of investments that we make in our infrastructure as well as the hiring of personnel. Our cost of professional services revenue increased due to the strong sales and delivery to our customers. Overall, our gross margins ranged between 63% and 65% and subscription gross margins ranged between 78% and 81% for the periods presented.

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
•Sales and marketing expense fluctuated in the quarters presented primarily due to the timing of our marketing events. The increase in sales and marketing expense during the second quarter of 2020 related to our Experience conference. The increase in sales and marketing expenses in the third and fourth quarter of 2021 was due to the increase in headcount as we expand our sales force.
•General and administrative expenses fluctuated in the quarters presented primarily due to increases in lease exit costs during the second and fourth quarters of 2021.
•Stock-based compensation expenses included within our respective operating expense line items has increased in the second, third and fourth quarter of 2020 and the first quarter of 2021 upon the effectiveness of our IPO. Stock-based compensation expense remained consistent over the remaining three quarters of 2021.
•The variations in other income (expense), net is generally due to higher interest expense from our convertible debt during the third and fourth quarter of 2021. In addition, interest expense from finance leases and fluctuations in foreign currency gains and losses also contributed to the variations.
•The fluctuations in income taxes is from the benefit related to the reduction of the valuation allowance from our acquisitions.

Liquidity and Capital Resources
As of January 31, 2021 and January 31, 2020, we had cash, cash equivalents and current and noncurrent marketable securities of $682.4 million and $343.7 million, respectively. On May 1, 2020 we used $59.6 million to acquire Voci, a privately-held company, that delivers a rich single view of the customer that can power an exceptional customer experience. On September 8, 2020 we acquired Stella Connect, a privately-held company, for $99.6 million in cash, subject to certain adjustments. Stella Connect is a customer feedback and quality management platform that helps customer support teams to analyze and improve performance in real time. On September 14, 2020 we used $45.7 million to acquire Sense360, a privately-held company that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why. On March 12, 2021, we acquired Decibel, a leader in digital experience analytics for approximately $162.5 million in cash. We experience seasonality related to our operating cash flows. Our quarterly operating cash flows are generally positive in the first and fourth quarters and are generally negative in the second and third quarters. The seasonality is primarily attributable to higher billings in the fourth quarter of each year. We primarily bill in advance annually for our multi-year contracts, resulting in higher cash collections of trade and other receivables in the first and fourth quarters of each year. This seasonality has not impacted, nor do we expect it to impact in the future, our ability to fund our near-term working capital, capital lease payments or capital expenditure requirements. While we may experience delays in collections which we attribute to the COVID-19 pandemic, we believe that our existing cash, cash equivalents and marketable securities and trade and other receivables will be sufficient to support working capital, finance lease payments and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through subscription payments by customers for use of our platform, equity and debt financings, finance lease arrangements and loans for equipment.
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
Convertible Senior Notes
In September 2020, we issued $575.0 million aggregate principal amount of convertible senior notes. The net proceeds from this offering were approximately $558.2 million, after deducting the Initial Purchasers’ discounts and commissions and issuance costs.
Capped Call Transactions
In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with respect to our common stock at a cost of approximately $61.9 million.
Wells Fargo Bank Credit Facility
On September 4, 2020 we entered into the Wells Fargo Bank Credit Facility (Wells Fargo Credit Facility) to provide for a revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit. As of January 31, 2021, no amounts were outstanding on this credit facility.
Silicon Valley Bank Credit Facility
On September 4, 2020 we paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. We continue to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.6 million outstanding as of January 31, 2021.
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

Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended January 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$1,652	$(1,594)	$(15,197)
Net cash (used in) provided by investing activities	(381,910)	(216,066)	6,193
Net cash provided by financing activities	581,408	399,685	11,385
Effect of exchange rate changes on cash and cash equivalents	312	(35)	(204)
Net increase in cash and cash equivalents	$201,462	$181,990	$2,177
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscriptions and professional services fees. Our primary uses of cash from operating activities are for personnel-related expenses, facilities costs and rent, marketing expenses and hosting fees. We typically experience relatively higher billings in the fourth quarter compared to other quarters and experience higher collections of trade and other receivables in the first and fourth quarter of the year, which results in a decrease in trade and other receivables.
Cash provided by operating activities for the year ended January 31, 2021 of $1.7 million primarily related to our net loss of $148.7 million, adjusted for non-cash charges of $199.9 million and net cash outflows of $49.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, non-cash lease expenses, lease exit costs, the amortization of debt discount and issuance costs and amortization of deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $52.8 million increase in deferred commissions and $30.4 million increase in trade and other receivables, partially offset by a $24.7 million increase in deferred revenue, $9.2 million increase in accounts payable and accrued expenses, other current and noncurrent liabilities.
Cash used in operating activities for the year ended January 31, 2020 of $1.6 million primarily related to our net loss of $112.3 million, adjusted for non-cash charges of $129.6 million and net cash outflows of $18.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and amortization of our deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $43.3 million increase in accounts receivable, $41.4 million increase in deferred commissions and $6.5 million increase in prepaid expense and other assets, partially offset by $49.7 million increase in deferred revenue and $22.5 million increase in accounts payable, accrued expenses and noncurrent liabilities.
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
Investing Activities
Cash used in investing activities for the year ended January 31, 2021 of $381.9 million was due to acquisitions, net of cash acquired of LivingLens, Voci, Stella Connect and Sense360 for $223.6 million, net purchases of marketable securities of $137.4 million, and the purchases of property, equipment and other of $20.8 million.

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

Financing Activities
Cash provided by financing activities for the year ended January 31, 2021 of $581.4 million consisted of $575.0 million in proceeds from issuance of the Notes, net of issuance costs of $16.8 million, $78.6 million in proceeds from the exercise of stock options and $17.8 million in proceeds from the Employee Stock Purchase Plan, partially offset by the purchase of the Capped Calls for $61.9 million, repayments on finance lease obligations of $4.9 million and repayment of debt assumed in acquisitions of $6.4 million. In addition, we drew $43.0 million from our revolving line of credit in the second quarter of 2020 and repaid $43.0 million in the third quarter of 2020.
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
Contractual Obligations
Our principal commitments consist of minimum payment obligations for convertible debt and the related semi-annual interest payments, operating leases for office space, finance leases for equipment purchases and purchase obligations.

As of January 31, 2021, the future non-cancelable minimum payments under these commitments were as follows:

	Payments due by period
	Total	<1 year	2-3 years	4-5 years	> 5 years
Convertible senior notes (1)	$575,000	$—	$—	$575,000	$—
Interest obligations (2)	3,587	713	1,437	1,437	—
Operating leases, including imputed interest (3)	67,299	12,122	23,640	19,793	11,744
Finance leases, including imputed interest (4)	11,077	5,772	4,231	1,074	—
Purchase obligations (5)	14,106	7,729	6,377	—	—
	$671,069	$26,336	$35,685	$597,304	$11,744
(1) Represents the convertible senior note without discount.
(2) Represents the interest obligation on the convertible senior debt.
(3) Represent the lease payments on the operating leases for office space. For further details see "Note 10, Leases," of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(4) Represents the finance lease payments on the equipment purchases. For further details see "Note 10, Leases," of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(5) Represents the purchase obligations primarily related to software license fees and marketing services.

Convertible Senior Notes

In September 2020 we issued 0.125% convertible senior notes due September 15, 2025 for an aggregate principal amount of $575.0 million. We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to our common stock prior to their maturity dates, we are required to repay $575.0 million in principal on September 15, 2025. We are also required to make interest payments on a semi-annual basis at the interest rates described in "Note 9: Debt," of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except for the letters of credit described in "Note 11: Commitments and Contingencies" of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies and estimates. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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
Contracts with Multiple Performance Obligations
Most of the our contracts with customers contain multiple performance obligations. Our subscription services are sold for a broad range of amounts (the selling price is highly variable) and a representative standalone selling price (SSP) is not discernible from past transactions or other observable evidence. Standalone selling prices for professional services are estimated based upon observable transactions when those services are sold on a standalone basis. As a result, the SSP for subscription services included in a contract with multiple performance obligations is determined by applying a residual approach whereby performance obligations related to professional services within a contract are first allocated a portion of the transaction price based upon their respective SSPs, with the residual amount of transaction price allocated to subscription services.
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

Convertible Senior Notes
In September 2020 we issued $575.0 million aggregate principal amount of convertible senior notes. We account for these Notes as separate components of liability and equity. The carrying amount of the liability component was included in convertible senior notes, net in the consolidated balance sheets and was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes.This difference represents the debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method.The gross carrying amount of the equity component was included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
Recent Accounting Pronouncements
See "Note 1- Description of Business and Summary of Significant Accounting Policies "of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company at the end of the fiscal year ending January 31, 2021 or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Effective January 31, 2021, we no longer met the definition of an EGC and we are complying with the effective accounting standards as described in "Note 1: Description of Business and Summary of

Significant Accounting Policies," of our consolidated financial statements included in the Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. As of January 31, 2021 we had cash, cash equivalents and marketable securities of $682.4 million. Changes in interest rates affect the interest earned on our cash, cash equivalents and investments and the fair value of the investments.
In September 2020, we issued $575.0 million aggregate principal amount of convertible senior notes. We carry the Notes at par value less the unamortized debt discount and issuance costs on our consolidated balance sheets. The Notes have a fixed annual interest rate of 0.125% and therefore we do not have economic interest rate exposure. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our stock price.
A hypothetical 10% change in interest rates would not result in a material impact on our consolidated results of operations.
Foreign Currency Exchange Risk
We conduct business on a global basis in multiple currencies, including the U.S. dollar, Euro, British pound, Argentine peso, Canadian dollar and Australian dollar. This subjects us to foreign currency fluctuations resulting from customer contracts and operating expenses denominated in foreign currencies. To protect our margin, we instituted a cash flow hedging program to help mitigate the variability in cash flows due to certain foreign currency fluctuations. For revenues, we enter into foreign currency forward contracts to sell foreign currencies to hedge the non-U.S. dollar denominated revenue related to year two and year three of our multi-year customer contracts. For expenses, we enter into foreign currency forward contracts to purchase foreign currencies to hedge a percentage of certain non-U.S. dollar denominated operating expenses over the next 12 months.
In addition, we initiated a balance sheet hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See "Note 5: Derivative Instruments" of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our hedging program.
We operate in Argentina and the inflation levels in Argentina have been elevated for several years. In the first half of 2018 Argentina's reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina's reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the fiscal year ended January 31, 2019. The change to highly inflationary accounting did not have a material impact on our consolidated financial statements for the year ended January 31, 2021.
A hypothetical 10% change in foreign currency exchange rates would not result in a material impact on our consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Medallia, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Medallia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medallia, Inc. (the Company) as of January 31, 2021, and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter	As described in Note 1 to the consolidated financial statements, the Company recognizes revenue primarily from subscription services and professional services contracts. Most of the Company’s contracts contain multiple performance obligations. For these contracts, the Company assesses the performance obligations and accounts for those obligations separately if they are distinct. The transaction price is allocated to separate performance obligations on a relative standalone selling price basis. The standalone selling prices of subscription services are typically estimated using the residual approach. Standalone selling prices of professional services are typically estimated based on observable transactions when those services are sold on a standalone basis.

Auditing the identification of performance obligations in revenue contracts requires significant judgment as it relates to the evaluation of the contractual terms of the arrangement. Auditing the allocation of the transaction price to performance obligations requires significant judgment in determining whether the use of the residual approach to estimate the standalone selling prices of subscription services is appropriate.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including the evaluation of the contractual terms of the revenue arrangements and the Company’s assessment of the appropriateness of the residual method for estimating the standalone selling prices of subscription services.

To test the amount of revenue recognized, we performed audit procedures that included, among others, testing a sample of revenue transactions during the year and evaluating the identification of performance obligations based on analysis of the contractual terms of the arrangement. Our testing of the application of the residual method to estimate standalone selling prices of subscription services included inquiries with management and analysis of the variability of actual subscription pricing during the year by customer class.

Business Combinations
Description of the Matter	As described in Note 6 to the consolidated financial statements, the Company completed multiple acquisitions for net purchase consideration of $225.3 million in the year ended January 31, 2021. The Company accounted for these acquisitions as business combinations.

Auditing the accounting for the Company’s fiscal year 2021 acquisitions was complex due to the significant estimation uncertainty in determining the fair value of intangible assets acquired of $49.6 million which primarily consisted of developed technology and customer relationships. In particular, the fair value estimates were sensitive to significant assumptions such as the Company’s estimated weighted average cost of capital, royalty rates, estimated revenue growth rates, gross margins and operating expenses. These significant assumptions were forward-looking and could be affected by expectations about future market or economic conditions.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the acquisitions. This included testing controls over the estimation process supporting the recognition and measurement of identified intangible assets, and management’s judgment and evaluation of underlying assumptions and estimates with regards to the fair values of the identified intangible assets.

To test the estimated fair value of the identified intangible assets, our audit procedures included, among others, evaluating the Company's projected financial information and testing the significant assumptions used, as stated above, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market, and economic trends and assumptions used to value similar assets in other acquisitions. In addition, we involved our valuation specialists to assist in our evaluation of the significant assumptions used by the Company.

Convertible Senior Notes
Description of the Matter	As described in Note 9 to the consolidated financial statements, in September 2020 the Company issued $575.0 million Convertible Senior Notes due in September 2025, which permits the Company to settle in cash or stock at its option. Concurrent with the issuance of the Convertible Senior Notes, the Company entered into Capped Call Transactions to reduce potential dilution upon conversion of the Convertible Senior Notes. The Capped Call Transactions are exercisable upon conversion of the Convertible Senior Notes (collectively with the Convertible Senior Notes referred to as the Convertible Senior Notes Transactions). The accounting for the Convertible Senior Notes Transactions was complex as it required assessment as to whether features in the Convertible Senior Notes Transactions required bifurcation and an evaluation of the appropriate classification of those features in the financial statements. Additionally, the Convertible Senior Notes Transactions were complex as the valuation of the conversion feature in the Convertible Senior Notes involved estimation of the fair value of the liability component of the Convertible Senior Notes on a stand-alone basis.

Auditing management’s evaluation of the Convertible Senior Notes Transactions involved addressing the complexity in assessing the components for separability and assessing the valuation of the liability component on a stand-alone basis. The Company estimated the fair value of the liability component of the Convertible Senior Notes using a discounted cash flow model with a discount rate determined using observable yields for stand-alone debt instruments with a comparable credit rating and term. The fair value of the liability component is sensitive to changes in the discount rate. Furthermore, there was complexity in assessing the Company’s analysis of the terms of the Convertible Senior Notes Transactions to identify whether there were any embedded derivatives that required separate identification and valuation under applicable accounting guidance.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the Convertible Senior Notes Transactions, including its controls over estimating the fair value of the stand-alone liability component and evaluating the existence and valuation of embedded derivatives.

Our testing of the Company’s initial accounting for the Convertible Senior Notes Transactions, among other procedures, included inspecting the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting for the Convertible Senior Notes Transactions, including the determination of the balance sheet classification of each transaction and identification of any derivatives included in the arrangements.

Our testing of the fair value of the liability component, included, among other procedures, evaluating the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. In addition, we involved our valuation specialists to assist in our evaluation of the Company’s determination of the fair value of the liability component on a stand-alone basis, including testing the appropriateness of the methodology and the discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

San Francisco, California
March 22, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Medallia, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Medallia, Inc.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Medallia, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and our report dated March 22, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California
March 22, 2021

Item 1.     FINANCIAL STATEMENTS
Medallia, Inc.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	January 31, 2021	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$428,328	$226,866
Marketable securities	254,061	116,833
Trade and other receivables, net	181,431	150,661
Deferred commissions, current	31,107	22,455
Prepaid expenses and other current assets	23,835	22,492
Total current assets	918,762	539,307
Property and equipment, net	40,668	34,879
Operating lease right-of-use assets	39,050	—
Deferred commissions, noncurrent	68,929	51,540
Goodwill	262,942	79,324
Intangible assets, net	60,623	21,306
Other noncurrent assets	10,675	5,293
Total assets	$1,401,649	$731,649
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,904	$3,608
Accrued expenses and other current liabilities	39,756	20,268
Accrued compensation	42,292	37,160
Deferred revenue, current	293,231	263,115
Total current liabilities	387,183	324,151
Convertible senior notes, net	448,064	—
Deferred revenue, noncurrent	1,396	1,407
Lease liability, noncurrent	47,631	—
Other liabilities	9,134	8,295
Total liabilities	893,408	333,853
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized as of January 31, 2021 and 2020; 154,995,819 shares and 132,346,402 shares issued and outstanding as of January 31, 2021 and 2020, respectively	150	132
Additional paid-in capital	1,136,534	878,843
Accumulated other comprehensive loss	1,186	(206)
Accumulated deficit	(629,629)	(480,973)
Total stockholders' equity	508,241	397,796
Total liabilities and stockholders' equity	$1,401,649	$731,649

The accompanying notes are an integral part of these consolidated financial statements.

Medallia, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2021	2020	2019
Revenue:
Subscription	$382,573	$312,168	$246,797
Professional services	94,648	90,295	66,845
Total revenue	477,221	402,463	313,642
Cost of revenue:
Subscription	80,376	61,369	47,948
Professional services	90,308	83,820	67,953
Total cost of revenue	170,684	145,189	115,901
Gross profit	306,537	257,274	197,741
Operating expenses:
Research and development	117,800	95,978	86,272
Sales and marketing	225,414	180,711	138,674
General and administrative	101,351	95,515	53,239
Total operating expenses	444,565	372,204	278,185
Loss from operations	(138,028)	(114,930)	(80,444)
Other income (expense), net	(10,550)	3,129	(11)
Loss before provision for income taxes	(148,578)	(111,801)	(80,455)
Provision for income taxes	78	532	1,779
Net loss	$(148,656)	$(112,333)	$(82,234)

Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.35)	$(3.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,563	83,269	26,770

The accompanying notes are an integral part of these consolidated financial statements.

Medallia, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Net loss	$(148,656)	$(112,333)	$(82,234)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	2,825	792	(912)
Change in unrealized gain on marketable securities	3	22	12
Change in unrealized gain on cash flow hedges	(1,436)	76	924
Other comprehensive income	1,392	890	24
Comprehensive loss	$(147,264)	$(111,443)	$(82,210)

The accompanying notes are an integral part of these consolidated financial statements.

Medallia, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Operating activities
Net loss	$(148,656)	$(112,333)	$(82,234)
Adjustments to reconcile net loss to net cash (provided by) used in operating activities:
Depreciation and amortization	29,047	15,611	13,856
Amortization of deferred commissions	26,761	19,030	13,201
Non-cash lease expense	11,827	—	—
Stock-based compensation expense	104,805	109,456	27,858
Gain on property and equipment, and lease termination	—	(13,783)	3,398
Lease exit costs	16,838	—	—
Amortization of debt discount and issuance costs	8,742	—	—
Other	1,832	(698)	(417)
Changes in assets and liabilities:
Trade and other receivables	(30,391)	(43,268)	(16,383)
Deferred commissions	(52,802)	(41,424)	(27,218)
Prepaid expenses and other current assets	1,666	(6,198)	2,176
Other noncurrent assets	(1,864)	(252)	(218)
Accounts payable	5,579	2,097	877
Deferred revenue	24,665	49,749	42,935
Accrued expenses and other current liabilities	6,973	20,282	6,809
Other noncurrent liabilities	(3,370)	137	163
Net cash provided by (used in) operating activities	1,652	(1,594)	(15,197)
Investing activities
Purchases of property, equipment and other	(20,822)	(22,009)	(11,259)
Purchase of marketable securities	(394,774)	(182,389)	(18,684)
Maturities of marketable securities	256,233	65,853	34,840
Proceeds from sale of marketable securities	1,100	511	1,296
Acquisitions, net of cash acquired	(223,647)	(76,532)	—
Other	—	(1,500)	—
Net cash (used in) provided by investing activities	(381,910)	(216,066)	6,193
Financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	558,237	—	—
Purchase of capped calls related to convertible senior notes	(61,870)	—	—
Proceeds from initial public offering net of issuance costs, underwriters discounts and commissions, and concurrent private placement	—	319,572	—
Proceeds from Series F convertible preferred stock, net of issuance costs	—	69,848	—
Proceeds from revolving line of credit	43,000	—	—
Repayment of revolving line of credit	(43,000)	—	—
Proceeds from exercise of stock options	78,595	34,009	12,093
Payments for employee taxes withheld upon vesting of restricted stock units	—	(17,907)	—
Proceeds from share purchase plan	17,828	—	—
Principal payments on financing leases	(4,937)	(3,540)	(708)
Repayment of debt assumed in acquisitions and other	(6,445)	(2,297)	—
Net cash provided by financing activities	581,408	399,685	11,385
Effect of exchange rate changes on cash and cash equivalents	312	(35)	(204)
Net increase in cash and cash equivalents	201,462	181,990	2,177
Cash and cash equivalents at beginning of period	226,866	44,876	42,699
Cash and cash equivalents at end of period	$428,328	$226,866	$44,876
Supplemental disclosures of cash flow information
Cash paid for interest	$1,217	$637	$134
Cash paid for income taxes	$1,485	$1,563	$2,352
Noncash investing and financing activities
Other receivables related to stock option exercises	$338	$331	$—
Vesting of early exercised stock options	$—	$487	$840
Accrued unpaid capital expenditures	$6,106	$6,078	$6,455

The accompanying notes are an integral part of these consolidated financial statements.

Medallia, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2018	72,394,601	$72	24,637,801	$24	3,000	$—	—	$—	$322,300	$(1,120)	$(286,219)	$35,057
Cumulative effect of the adoption of ASU 2016-09	—	—	—	—	—	—	—	—	187	—	(187)	—
Exercise of employee stock options	—	—	5,067,450	6	—	—	—	—	11,891	—		11,897
Repurchase of early exercised stock options	—	—	(30,801)	—	—	—	—	—	—	—		—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	840	—		840
Issuance of shares at end of escrow period in connection with prior period acquisitions	88,008	—	81,433	—	—	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	—	—	—	—	27,858	—		27,858
Other comprehensive loss	—	—	—	—	—	—	—	—	—	24		24
Net loss	—	—	—	—	—	—	—	—	—	—	(82,234)	(82,234)
Balance at January 31, 2019	72,482,609	$72	29,755,883	$30	3,000	$—	—	$—	$363,076	$(1,096)	$(368,640)	$(6,558)
Issuance of Series F Preferred shares, net of issuance costs	4,666,666	5	—	—	—	—	—	—	69,843	—	—	69,848
Conversion of common stock	—	—	(31,126,701)	(31)	(3,000)	—	31,129,701	31	—	—	—	—
Conversion of preferred stock	(77,149,275)	(77)	—	—	—	—	77,149,275	77	—	—	—	—
Proceeds from Initial Public Offering, net of issuance and underwriter's discounts and commissions and concurrent private placement	—	—	—	—	—	—	16,680,000	17	319,555	—	—	319,572
Warrant exercises	—	—	—	—	—	—	121,915	—	—	—	—	—
Exercise of employee stock options	—	—	1,370,818	1	—	—	6,601,952	7	34,332	—	—	34,340
Repurchase of early exercised stock options	—	—	—	—	—	—	(823)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	487	—	—	487
Release of restricted stock units	—	—	—	—	—	—	1,170,861	—	—	—	—	—
Shares repurchased of tax withholdings on release of restricted stock units	—	—	—	—	—	—	(506,479)	—	(17,906)	—	—	(17,906)
Stock-based compensation	—	—	—	—	—	—	—	—	109,456	—	—	109,456
Other comprehensive loss	—	—	—	—	—	—	—	—	—	890	—	890
Net loss		—	—	—	—	—	—	—	—	—	(112,333)	(112,333)
Balance at January 31, 2020	—	$—	—	$—	—	$—	132,346,402	$132	$878,843	$(206)	$(480,973)	$397,796
Exercise of employee stock options	—	—	—	—	—	—	16,782,477	17	78,268	—	—	78,285
Release of restricted stock units	—	—	—	—	—	—	4,826,720	—	—	—	—	—
Issuance of shares from share purchase plan	—	—	—	—	—	—	1,040,220	1	17,826	—	—	17,827
Stock-based compensation	—	—	—	—	—	—	—	—	104,805	—	—	104,805
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	—	—	118,662	—	—	118,662
Purchase of capped calls related to convertible senior notes	—	—	—	—	—	—	—	—	(61,870)	—	—	(61,870)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	1,392	—	1,392
Net loss	—	—	—	—	—	—	—	—	—	—	(148,656)	(148,656)
Balance at January 31, 2021	—	$—	—	$—	—	$—	154,995,819	$150	$1,136,534	$1,186	$(629,629)	$508,241
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
Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has made certain reclassifications of prior year balances to conform to the current fiscal year presentation.
The Company's fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods covered by the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to revenue recognition, stock-based compensation expense, including estimation of the grant date fair value of the common stock, allowance for credit losses, the fair value of the liability and equity components of the convertible senior notes, the assessment of the recoverability of identified intangible assets, impairment of right-of-use assets and contingencies. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.
JOBS Act Accounting Election

Effective January 31, 2021, the Company is no longer an emerging growth company (EGC) and has transitioned to a large accelerated filer status. As a result, the Company will adopt new or revised accounting pronouncements at dates applicable to public companies as further described in the section, "Impact of Recently Adopted Accounting Pronouncements."

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

Medallia, Inc.
Notes to Consolidated Financial Statements

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

Medallia, Inc.
Notes to Consolidated Financial Statements

Marketable Securities

The Company's investments consist primarily of commercial paper, corporate bonds, municipal bonds, U.S. agency obligations and U.S. treasury securities. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The Company's policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The Company classifies investments as available-for-sale at the time of purchase and re-evaluates such classification as of each balance sheet date. Available-for-sale debt securities with an amortized cost basis in excess of the estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses on available-for-debt securities are recognized as a charge in other income (expense), net on the Company's consolidated statements of operations and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in accumulated deficit on the consolidated balance sheets. There were no impairment charges for any unrealized losses during the year ended January 31, 2021, 2020 and 2019.

The Company determines gains or losses related to marketable securities on a specific identification method and records such gains or losses in other income (expense), net, in the consolidated statements of operations.

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

Derivative Financial Instruments and Hedging Activities

The Company uses derivative financial instruments to manage foreign currency risks. Derivative instruments are carried at fair value. Derivative assets are included in prepaid expenses and other current assets in the consolidated balance sheets. Derivative liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For foreign currency forward contracts not designated as hedging instruments, which the Company uses to hedge a portion of its net outstanding monetary assets and liabilities, the gains or losses are recorded in other income (expense), net in the consolidated statements of operations in the period of change. For derivative instruments designated as a cash flow hedge, which the Company hedges certain customer contracts and certain operating expenses denominated in foreign currencies, the gains or losses are recorded in accumulated other comprehensive loss on the consolidated balance sheets and subsequently reclassified to the related revenue or operating expense line item in the consolidated statements of operations in the same period that the underlying revenue is earned or expenses are incurred.

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

Trade and Other Receivables and Allowance for Credit Losses

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit losses. We assess the allowance for credit losses on trade receivables by

Medallia, Inc.
Notes to Consolidated Financial Statements

taking into consideration forecasts of future economic conditions, information about past events, such as our historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses on trade receivables is recorded in general and administrative expenses on the Company's consolidated statements of operations. Other receivables represent unbilled receivables related to subscription and professional services contracts.

As of January 31, 2021 and 2020, the allowance for credit losses was $4.0 million and $1.0 million, respectively.

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
The Company does not require collateral for trade receivables. No customer accounted for 10% or more of total revenues for the year ended January 31, 2021 and 2020. No customer accounted for 10% or more of trade and other receivables, net as of January 31, 2021 and 2020.
Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three years for computer equipment and software and five years for all other asset categories except leasehold improvements, which are amortized over the shorter of the lease term or the expected useful life of the leasehold improvements. Equipment leased under finance leases is amortized over the shorter of the lease term or the asset's estimated useful life.

Leases

The Company determines if an arrangement is a lease at inception. The Company's lease agreements generally contain lease and non-lease components. Payments under its lease arrangements are primarily fixed. Non-lease components primarily include payments for maintenance and utilities. The Company combines fixed payments for non-lease components with lease payments and accounts for them together as a single lease component which increases the amount of the Company’s right-of-use (“ROU”) assets and lease liabilities.

Certain lease agreements contain variable payments, which are expensed as incurred and not included in the ROU assets and lease liabilities.

ROU assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate, because the interest rate implicit in its leases is not readily determinable. The Company's incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company generally uses the base, non-cancelable, lease term when determining the ROU assets and lease liabilities. ROU assets are adjusted for any prepaid lease payments and lease incentives.

As of January 31, 2021, the current portion of the Company's operating lease liabilities is included in accrued expenses and other current liabilities and the long term portion is included in operating lease liabilities. Finance lease ROU assets are included in property and equipment, net. Finance lease liabilities are included in accrued expenses and other current liabilities or other long term liabilities.

Lease expense is recognized on a straight-line basis over the lease term.

Medallia, Inc.
Notes to Consolidated Financial Statements

The ROU assets are assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually, and more frequently when changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates its business as one reporting unit and the Company completes its annual impairment test in the fourth quarter. In the event that the Company determines that the fair value of the reporting unit is less than the reporting unit's carrying value, goodwill impairment charge will be incurred for the amount of the difference during the quarter in which the determination is made. The Company did not record any goodwill impairment charges in the years ended January 31, 2021, 2020 and 2019.

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

Software Development Costs

Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver our services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. For the years ended January 31, 2021 and 2020, the Company capitalized software development costs of $1.8 million and $1.7 million, respectively, included in the consolidated balance sheets. Depreciation and amortization is computed using the straight-line method over an estimated useful life of five years.

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
Convertible Senior Notes
In September 2020 the Company issued 0.125% convertible senior notes due September 15, 2025 (the Notes), for an aggregate principal amount of $575.0 million to qualified institutional buyers. The Company accounts for these Notes as separate components of liability and equity. The carrying amount of the liability component was included in convertible senior notes, net in the consolidated balance sheets and was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. This difference represents the debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The gross carrying amount of the equity component was included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
Stock- Based Compensation

The Company measures equity instruments, including stock options, restricted stock units (RSUs), and shares of common stock to be issued under the 2019 Employee Stock Purchase Plan (ESPP) based on the estimated grant-date fair value of the award. The Company estimates the fair values of its stock options and shares issuable under its ESPP using the Black-Scholes-Merton option-pricing model. The Company estimates fair value of its restricted stock awards (RSU) based on the fair value of the underlying common stock. Forfeitures are accounted for as they occur.

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

Medallia, Inc.
Notes to Consolidated Financial Statements

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is predominately the respective local currency. Foreign currency-denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated at the average exchange rate during the period. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive loss, a component of stockholders' equity (deficit). Gains and losses from foreign currency transactions are included in other income (expense) net, in the consolidated statements of operations.

Advertising Expense

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Advertising expense was $10.3 million, $6.7 million and $2.5 million for the years ended January 31, 2021, 2020 and 2019, respectively.

Net Loss Per Share Attributable to Common Stockholders

The Company computes basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities. The Company's basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase. The diluted net income per share attributable to common stockholders is computed by giving effect to all potentially dilutive common shares equivalents outstanding during the period. The effects of options to purchase common stock, convertible debt, convertible preferred stock, RSUs, the common stock warrant and the preferred stock warrant are excluded from the computation of diluted net loss per share attributable to common stockholders for all periods presented because the effect is antidilutive.
Impact of Recently Adopted Accounting Pronouncements

In February 2016 the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended, which requires lessees to put most leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a similar manner to current practice.

Medallia, Inc.
Notes to Consolidated Financial Statements

The Company adopted ASU No. 2016-02 in the fourth quarter of fiscal year 2021 with an effective date as of February 1, 2020, using the effective date transition method, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company has elected certain practical expedients, which allows the Company not to reassess (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date and (iii) initial direct costs for any existing leases as of the adoption date. The Company has elected to account for lease and non-lease components as a single lease component. In addition, the Company has elected not to recognize ROU assets and lease liabilities for short-term leases with terms of twelve months or less.

The adoption of ASU No. 2016-02 effective February 1, 2020, resulted in the recognition of 1) ROU assets of $41.3 million adjusted for deferred rent and lease incentives as of the adoption date, and 2) lease liabilities for operating leases of $42.5 million on its consolidated balance sheets, with no material impact to its consolidated statements of operations and cash flows.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the measurement and recognition of expected credit losses for financial assets not held at fair value. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company adopted ASU No. 2016-13 in the fourth quarter of fiscal year 2021 with an effective date as of February 1, 2020 and the impact of the adoption was not material to the Company’s consolidated financial statements and related disclosures.

In August 2017 the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as amended. The ASU is intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company adopted ASU No. 2017-12 in the fourth quarter of fiscal year 2021 with an effective date as of February 1, 2020 and the impact of the adoption was not material to the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements But Not Yet Adopted
In August 2020 the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes.This new standard is effective for the Company for fiscal year ending January 31, 2023 and interim periods within that fiscal year. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted.The Company is in the process of evaluating the impact of this accounting standard.
2. Revenue
Contract Balances and Remaining Performance Obligations
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements.Total contract assets were $3.5 million and $2.1 million as of January 31, 2021 and January 31, 2020, respectively. These balances are included within trade and other receivables, net, on the consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of services being provided. The Company recognized revenue of $263.1 million and $210.7 million for the years ended January 31, 2021 and 2020, respectively, that were included in the deferred revenue balances at the beginning of the respective periods.

Medallia, Inc.
Notes to Consolidated Financial Statements

The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less, which includes certain professional service contracts.
Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, and amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2021 the Company's remaining performance obligations were $800.1 million, approximately 49% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2020 the Company's remaining performance obligations were $679.0 million, approximately 51% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.
Disaggregation of Revenue by Geographic Region
The following table sets forth revenue by geographic region based on the billing address of the customers' parent for the periods presented (in thousands):

	Year Ended January 31,
	2021	2020	2019
North America	$368,114	$305,600	$232,175
EMEA	69,639	65,681	57,851
Other	39,468	31,182	23,616
Total	$477,221	$402,463	$313,642
The United States comprised 73%, 72% and 70% of the Company's revenue during the year ended January 31, 2021, 2020 and 2019, respectively. No other country comprised 10% or greater of the Company's revenue during each of the years ended January 31, 2021, 2020 and 2019.
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

Medallia, Inc.
Notes to Consolidated Financial Statements

currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.
The following tables represents the fair value of assets and liabilities measured at fair value on a recurring basis using the above hierarchy (in thousands):

	January 31, 2021				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$265,945	$—	$—	$265,945	$92,272	$—	$—	$92,272
Commercial paper	—	18,997	—	18,997	—	17,667	—	17,667
U.S. government and agency securities	—	24,999	—	24,999	—	17,978	—	17,978
Total cash equivalents	265,945	43,996	—	309,941	92,272	35,645	—	127,917
Marketable securities:
Corporate notes and bonds	—	45,057	—	45,057	—	5,675	—	5,675
Commercial paper	—	42,472	—	42,472	—	13,712	—	13,712
U.S. government and agency securities	—	166,532	—	166,532	—	97,446	—	97,446
Total marketable securities	—	254,061	—	254,061	—	116,833	—	116,833
Derivative assets	—	1,027	—	1,027	—	683	—	683
Total assets measured at fair value	$265,945	$299,084	$—	$565,029	$92,272	$153,161	$—	$245,433
Liabilities:
Derivative liabilities	$—	$1,965	$—	$1,965	$—	$342	$—	$342
Total liabilities measured at fair value	$—	$1,965	$—	$1,965	$—	$342	$—	$342
Convertible Senior Notes
In September 2020 the Company issued $575.0 million aggregate principal amount 0.125% convertible senior notes due 2025 as described in Note 9, Debt. As of January 31, 2021 the fair value of these Notes was approximately $758.6 million. The fair value was determined based on the quoted price for the Notes in an over-the-counter market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
4. Cash Equivalents and Marketable Securities
As of January 31, 2021 cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$265,945	$—	$—	$265,945
Corporate notes and bonds	45,059	—	(2)	45,057
Commercial paper	61,469	—	—	61,469
U.S. government and agency securities	191,504	27	—	191,531
Total	$563,977	$27	$(2)	$564,002
Included in cash and cash equivalents	$309,941	$—	$—	$309,941
Included in marketable securities	$254,036	$25	$—	$254,061

Medallia, Inc.
Notes to Consolidated Financial Statements

As of January 31, 2020 cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$92,272	$—	$—	$92,272
Corporate notes and bonds	5,665	9	—	5,674
Commercial paper	31,379	—	—	31,379
U.S. government and agency securities	115,412	13	—	115,425
Total	$244,728	$22	$—	$244,750
Included in cash and cash equivalents	$127,917	$—	$—	$127,917
Included in marketable securities	$116,811	$22	$—	$116,833
As of January 31, 2021 and 2020, all marketable securities had a stated maturity date of less than one year.
5. Derivative Instruments
Cash Flow Hedges
As of January 31, 2021 and January 31, 2020 the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $13.7 million and $5.8 million, respectively. All contracts have maturities not greater than 13 months.The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the years ended January 31, 2021, 2020 and 2019 all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges

As of January 31, 2021 and January 31, 2020 the Company had outstanding forward contracts not designated as hedges with total notional values of $45.4 million and $23.5 million, respectively. All contracts have maturities not greater than 13 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	January 31, 2021	January 31, 2020
Derivative assets (recorded in prepaid expenses and other current assets):
Foreign currency forward contracts designated as cash flow hedges	$713	$384
Foreign currency forward contracts not designated as hedges	314	299
Derivative liabilities (recorded in accrued expenses and other current liabilities):
Foreign currency forward contracts designated as cash flow hedges	$919	$76
Foreign currency forward contracts not designated as hedges	1,046	266

Medallia, Inc.
Notes to Consolidated Financial Statements

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Loss (OCI) Locations	Year Ended January 31,
		2021	2020	2019
Gains (losses) recognized in OCI (effective portion)	Change in unrealized gains (losses) on cash flow hedges, net of tax	$(747)	$(15)	$248
Gains reclassified from OCI into income (effective portion)	Revenues	586	458	(1)
Gains (losses) reclassified from OCI into income (effective portion)	General and administrative	102	(549)	(675)
Losses recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	(63)	(121)	19

Prior to the adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815), the changes in value of these foreign currency forward contracts resulting from changes in forward points were excluded from the assessment of hedge effectiveness and were recorded as incurred in other income (expense), net on the consolidated statements of operations. Upon adoption of ASU No. 2017-12, in the fourth quarter of fiscal year 2021 with an effective date as of February 1, 2020 the Company elected to prospectively include changes in the value of these contracts resulting from changes in forward points in the assessment of hedge effectiveness. These immaterial changes are recorded in OCI on the consolidated balance sheets and will subsequently be reclassified to the related revenue or expense line item on the consolidated statements of operations in the same period that the underlying revenues are earned or expenses are incurred.
Of the gains (losses) recognized in OCI for the foreign currency forward contracts designated as cash flow hedges as of January 31, 2021, $0.3 million is expected to be reclassified out of OCI within the next 12 months.
Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations Location	Year Ended January 31,
Derivative Type		2021	2020	2019
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$(2,338)	$368	625

Medallia, Inc.
Notes to Consolidated Financial Statements

As of January 31, 2021 information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,027	—	1,027	(1,027)	—	—
Total	$1,027	$—	$1,027	$(1,027)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,965	—	1,965	(1,027)	—	938
Total	$1,965	$—	$1,965	$(1,027)	$—	$938
As of January 31, 2020 information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$102	$—	$102	$(5)	$—	$97
Counterparty B	581	—	581	(337)	—	244
Total	$683	$—	$683	$(342)	$—	$341

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$5	$—	$5	$(5)	$—	$—
Counterparty B	337	—	337	(337)	—	—
Total	$342	$—	$342	$(342)	$—	$—

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

Medallia, Inc.
Notes to Consolidated Financial Statements

On September 8, 2020 the Company acquired StellaServices Inc. (Stella Connect), a privately-held company, for a purchase price of $99.6 million in cash. Stella Connect is a customer feedback and quality management platform that helps customer support teams to analyze and improve performance in real time.
On May 1, 2020 the Company acquired Voci Technologies, Inc. (Voci), a privately-held company, for a purchase price of $59.6 million in cash. Voci is a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience. Voci offers subscription on-premise software licenses which provide the customer with a right to use the software when made available.

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
The Company is in the process of settling working capital adjustments for Sense360, Stella Connect and Voci, and therefore the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein.

Medallia, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the purchase consideration, net of cash acquired, and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration, Net of Cash Acquired	Net Liabilities Assumed	Identifiable Intangible Assets	Goodwill
Sense360	$45,273	$(351)	$10,500	$35,124
Stella Connect	98,822	(3,478)	20,800	81,500
Voci	55,285	(1,385)	12,600	44,070
LivingLens	25,894	(715)	5,700	20,909
Crowdicity	15,865	(2,350)	4,811	13,404
Zingle	42,702	(665)	8,715	34,652
Promoter.io	1,694	(431)	900	1,225
Cooladata	7,346	(2,784)	4,600	5,530
Strikedeck	10,498	(439)	4,000	6,937
The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Developed Technology	Customer Relationships	Other(1)
Sense360	$5,000	$5,200	$300
Stella Connect	9,400	10,000	1,400
Voci	7,700	4,600	300
LivingLens	3,100	2,200	400
Crowdicity	2,406	2,105	300
Zingle	4,915	3,000	800
Promoter.io	700	—	200
Cooladata	4,600	—	—
Strikedeck	4,000	—	—
(1) Other includes trademarks and backlog.
The useful lives of developed technology, customer relationships and other are five years, five years and one to five years, respectively.
The financial results for the above acquisitions are included in the Company's consolidated financial statements from the date of acquisition through January 31, 2021.
The pro forma impact of these acquisitions on consolidated revenue, income (loss) from operations and net loss was not material.

Medallia, Inc.
Notes to Consolidated Financial Statements

7. Goodwill and Intangible Assets, Net
Goodwill represents the excess of the purchase price in a business combination of the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. The changes in goodwill are as follows (in thousands):

Balance as of January 31, 2019	$16,745
Acquisitions	61,748
Foreign currency exchange	831
Balance as of January 31, 2020	79,324
Acquisitions	181,603
Foreign currency exchange	2,015
Balance as of January 31, 2021	$262,942
The changes in intangible assets for fiscal 2021 and the net book value of intangible assets as of January 31, 2021 and January 31, 2020 were as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2020	Identifiable Intangible Assets Acquired(1)	January 31, 2021	January 31, 2020	Amortization Expense	January 31, 2021	January 31, 2020	January 31, 2021	Weighted Average Remaining Useful Life (years)
Developed technology	$18,670	$25,521	$44,191	$(3,473)	$(6,433)	$(9,906)	$15,197	$34,285	4.2
Customer relationships	5,237	22,248	27,485	(351)	(3,396)	(3,747)	4,886	23,738	4.3
Other(2)	1,320	2,441	3,761	(97)	(1064)	(1,161)	1,223	2,600	2.6
	$25,227	$50,210	$75,437	$(3,921)	$(10,893)	$(14,814)	$21,306	$60,623	4.2
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
(2) Other includes trademarks.
The total amortization expense for intangible assets was $10.9 million, $2.3 million and $0.4 million for the year ended January 31, 2021, 2020, and 2019 respectively.

Medallia, Inc.
Notes to Consolidated Financial Statements

Amortization expense related to the intangible assets is as follows (in thousands):

Year Ending January 31:
2022	$15,240
2023	14,210
2024	14,210
2025	12,312
2026	4,651
Thereafter	—
Total	$60,623
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
Commissions earned and capitalized during the years ended January 31, 2021 and 2020 and 2019 were $52.8 million, $41.4 million and $27.2 million respectively. Amortization expense for deferred commissions during the years ended January 31, 2021, 2020 and 2019 were $26.8 million, $19.0 million, and $13.2 million, respectively.
Property and Equipment, Net
The table below summarizes property and equipment which consists of the following (in thousands):

	January 31, 2021	January 31, 2020
Computer equipment and software	$77,257	$56,758
Furniture, fixtures and equipment	1,018	1,028
Leasehold improvements	5,651	6,941
Finance leases, right- of-use assets	17,750	11,687
Construction-in-progress	2,538	3,113
Total property and equipment, gross	104,214	79,527
Less accumulated depreciation and amortization	(63,546)	(44,648)
Property and equipment, net	$40,668	$34,879

Depreciation and amortization expense during the years ended January 31, 2021, 2020 and 2019 totaled $18.1 million, $13.2 million, and $13.5 million respectively, which includes amortization of assets recorded under finance leases of $4.7 million, $3.6 million, and $0.9 million for the years ended January 31, 2021, 2020 and 2019 respectively.
Property and equipment located outside the U.S. was $15.7 million and $13.4 million as of January 31, 2021 and 2020, respectively.
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

Medallia, Inc.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
The table below summarizes accrued expenses and other current liabilities which consists of the following (in thousands):

	January 31, 2021	January 31, 2020
Finance lease liability, current	$5,349	$4,316
Operating lease liability, current	10,628	—
Federal, state and local taxes	6,801	3,932
Indemnity holdback related to acquisitions	1,748	1,573
Other	15,230	10,447
Accrued expenses and other current liabilities	$39,756	$20,268
Accrued Compensation
The table below summarizes accrued compensation which consists of the following (in thousands):

	January 31, 2021	January 31, 2020
Accrued salaries and bonus	$7,856	$8,312
Accrued commissions	14,125	11,280
Accrued vacation	4,425	3,906
Employee stock purchase plan	6,389	8,693
Payroll taxes	9,497	4,969
Accrued compensation	$42,292	$37,160

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
The initial conversion rate of the Notes is 25.4113 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $39.35 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events in accordance with the Indenture. As of January 31, 2021, the if-converted value of the Notes exceeded the principal amount by $31.4 million.

Medallia, Inc.
Notes to Consolidated Financial Statements

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
As of January 31, 2021 the Notes are classified as noncurrent in the consolidated balance sheets since the criteria for conversion was not met.
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

Medallia, Inc.
Notes to Consolidated Financial Statements

The Company allocated the total amount of issuance costs incurred to the liability and equity components based on the respective values of the liability and equity components of the Notes. Issuance costs attributable to the liability component were recorded as a reduction to the convertible senior notes, net in the consolidated balance sheets and are being amortized to interest expense over the term of the Notes using the effective interest rate method. The issuance costs attributable to the equity component were recorded as a reduction to additional paid-in capital in the consolidated balance sheets. Upon issuance of the Notes, the Company recorded liability issuance costs of $13.2 million and equity issuance costs of $3.6 million.
The net carrying amount of the liability component of the Notes recorded in convertible senior notes, net in the consolidated balance sheets was as follows (in thousands):

January 31, 2021
Principal	$575,000
Unamortized debt discount	(114,480)
Unamortized issuance costs	(12,456)
Net carrying amount of the liability component	$448,064
The net carrying amount of the equity component of the Notes recorded in additional paid-in capital in the consolidated balance sheets was $118.7 million, net of issuance costs of $3.6 million as of January 31, 2021.
The following table sets forth the interest expense related to the Notes recognized in other income (expense), net on the consolidated statements of operations (in thousands):

Year Ended January 31,
Contractual interest expense	$264
Amortization of debt discount	8,006
Amortization of issuance costs	736
Total interest expense related to the Notes	$9,006
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
The Capped Calls are separate transactions and are not part of the terms of the Notes. The $61.9 million paid for the Capped Calls was included as a reduction to additional paid-in capital on the consolidated balance sheets because they are not designated as separate derivative financial instruments.

Medallia, Inc.
Notes to Consolidated Financial Statements

Wells Fargo Bank Credit Facility
On September 4, 2020 the Company entered into the Wells Fargo Bank, National Association (Wells Fargo) credit facility to provide for a senior secured revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at the Company’s option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. The Company is required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit. As of January 31, 2021, no amounts were outstanding on this credit facility.
As of January 31, 2021 $50.0 million was available for borrowing under the revolving line of credit. As of January 31, 2021 the Company was in compliance with the financial covenants contained in the revolving line of credit and no amounts were outstanding under the revolving line of credit.
Silicon Valley Bank Credit Facility
The Company maintained a revolving line of credit that matured in September 2020 and provided for aggregate borrowings of up to $50.0 million. On September 4, 2020 the Company paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. The Company continues to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.6 million outstanding as of January 31, 2021.

10. Leases

The Company has entered into operating leases primarily for office facilities and finance leases primarily for equipment purchases. These leases have terms which typically range from 1 year to 10 years.

During the year ended January 31, 2021, the Company recorded aggregate impairment charges of $16.8 million, of which $13.5 million relates to the impairment of ROU assets related to certain vacant office leases and $3.3 million related to the impairment of leasehold improvements. The Company has the intent and ability to sub-lease these vacant office facilities which it has ceased using and as such, has considered estimated future sub-lease income including the consideration of the local real estate market conditions, in measuring the amount of the ROU assets impairment. The Company also factored into its estimate the time to identify a tenant and to enter into an agreement. Impairment charges were recorded to general and administrative expenses within the consolidated statement of operations.

Medallia, Inc.
Notes to Consolidated Financial Statements

The components of lease expense were as follows (in thousands):

Year Ended January 31, 2021

Operating lease costs	$11,732
Finance lease costs:
Amortization of assets	$4,667
Interest on lease liabilities	587
$5,254

Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

Year Ended January 31, 2021
Operating leases:
Cash paid for operating lease liabilities	$10,278
Right-of-use assets obtained in exchange for lease obligations	$22,679
Finance leases:
Finance leases obtained for equipment	$6,158

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

January 31, 2021
Operating lease liabilities reported as:
Accrued expenses and current liabilities	$10,628
Lease liability, non current	47,631
Total operating lease liabilities	$58,259
Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	4.8%
Supplemental balance sheet information related to finance leases was as follows (in thousands, except lease term and discount rate):

January 31, 2021
Finance lease liabilities reported as:
Accrued expenses and current liabilities	$5,349
Other liabilities	5,004
Total finance lease liabilities	$10,353
Weighted average remaining lease term (in years)	2.3
Weighted average discount rate	5.5%

Medallia, Inc.
Notes to Consolidated Financial Statements

Future minimum lease payments under operating leases and finance leases as of January 31, 2021 are presented in the table below (in thousands):

	January 31, 2021
	Operating leases	Finance leases
Year Ending January 31,
2022	$12,122	$5,772
2023	11,920	2,472
2024	11,720	1,759
2025	10,849	1,051
2026	8,944	23
Thereafter	11,744	—
Total future lease payments	67,299	11,077
Less interest payments	(9,040)	(724)
Total present value of minimum lease payments	$58,259	$10,353
Future minimum lease payments under operating leases and finance leases as of January 31, 2020, prior to the Company’s adoption of the new lease standard, were as follows:

	January 31, 2020
	Operating Leases	Finance Leases

Year Ending January 31:
2021	$9,505	$4,765
2022	9,989	3,891
2023	7,382	690
2024	6,564	—
2025	5,571	—
Thereafter	11,471	—
Total minimum payments	50,482	9,346
Less interest payments	—	(628)
Total present value of minimum lease payments	$50,482	$8,718

Under ASC 840, the previous lease standard, total rent expense under operating leases during the years ended January 31, 2020 and 2019 was $14.9 million and $16.5 million, respectively.
11. Commitments and Contingencies
Purchase obligations

The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $14.1 million as of January 31, 2021, of which $7.7 million and $6.4 million will be settled during fiscal year 2022 and fiscal year 2023, respectively.
Warranties, Indemnification, and Contingent Obligations
The Company's arrangements generally include provisions indemnifying customers against liabilities if their customer data is compromised due to a breach of information security, or if the Company's applications or services

Medallia, Inc.
Notes to Consolidated Financial Statements

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
12. Income Taxes

The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Domestic	$(150,064)	$(112,376)	$(69,464)
Foreign	1,486	575	(10,991)
Loss before provision for income taxes	$(148,578)	$(111,801)	$(80,455)

The provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Current:
Federal	$1,378	$1,024	$202
State	103	88	43
Foreign	539	821	1,594
Total	2,020	1,933	1,839
Deferred:
Federal	(1,003)	(658)	—
State	(762)	(173)	—
Foreign	(177)	(570)	(60)
Total	(1,942)	(1,401)	(60)
Provision for income taxes	$78	$532	$1,779

Due to the Company's history of net operating losses and the full valuation allowance against the Company's deferred tax assets, the provision for income taxes primarily relates to foreign income and withholding taxes for the periods presented. In addition, the Company recognized deferred tax benefits for the years ended January 31, 2021 and January 31, 2020 as a result of its acquisitions.

Medallia, Inc.
Notes to Consolidated Financial Statements

The reconciliation between effective statutory tax rate and the Company's tax rate is as follows ( in percentages):

	Year Ended January 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign tax rate differences	(1.0)%	(1.0)%	(4.0)%
Research tax credits	3.1%	1.0%	1.4%
State tax, net of federal benefit	0.5%	0.1%	3.2%
Stock-based compensation	45.1%	12.7%	(3.8)%
Change in valuation allowance	(68.4)%	(34.3)%	(24.2)%
Other	(0.4)%	0.1%	4.3%
	(0.1)%	(0.4)%	(2.1)%

For the year ended January 31, 2021, the Company recorded an expense for income taxes of $0.1 million, resulting in an effective tax rate of (0.1)%. The effective tax rate is different than the statutory United States federal tax rate primarily due to the full valuation allowance on the Company’s United States, Israel, United Kingdom, and Argentina deferred tax assets, the mix of income and losses among the Company’s foreign jurisdictions, and withholding taxes.

The components of deferred tax assets and liabilities for federal and state income taxes consists of the following (in thousands):

	January 31,
	2021	2020
Net operating loss carryforwards	$208,340	$118,318
Federal and state credit carryforwards	16,829	9,478
Deferred revenue	2,928	382
Stock-based compensation	17,732	24,113
Deferred lease incentive	—	153
Accrued liabilities and allowances not currently deductible	2,346	1,858
Depreciation	2,167	2,226
Lease liability	13,704	—
Capitalized R&D	41,660	—
Other	2,284	—
Total deferred tax assets	307,990	156,528

Deferred commissions expense	(23,978)	(17,970)
Amortization	(10,385)	(1,216)
Convertible debt	(27,136)	—
ROU asset	(9,204)	—
Other	—	(211)
Total deferred tax liabilities	(70,703)	(19,397)

Valuation allowance	(237,635)	(137,368)
Net deferred tax liabilities	$(348)	$(237)

Medallia, Inc.
Notes to Consolidated Financial Statements

The Company accounts for deferred taxes, which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. The Company evaluated its ability to realize the benefit of its deferred tax assets, net of deferred tax liabilities, and weighted all available positive and negative evidence both objective and subjective in nature. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Based on the weight of the available evidence, which includes the Company's historical operating losses, lack of taxable income, and accumulated deficit, as of January 31, 2021 and 2020, the Company provided a full valuation allowance against the federal, state and foreign deferred tax assets.

As of January 31, 2021, 2020, and 2019, $16.2 million, $12.8 million, and $7.5 million respectively, of undistributed earnings from non-U.S. operations held by the Company's foreign subsidiaries which are designated as permanently reinvested outside the United States. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Operating losses by jurisdiction which begin to expire consists of the following (in thousands):

	2021	2020	Expiration Year
United States Federal	$822,490	$450,262	2031
United States - California	125,521	58,858	2031
United States - Other states	278,739	136,528	2022
Israel	37,734	36,851	Indefinite
United Kingdom	10,755	830	Indefinite

Research and development credits by jurisdiction which begin to expire consists of the following (in thousands):

	2021	2020	Expiration Year
United States Federal	$20,600	$10,875	2029
United States - California	16,750	10,450	Indefinite

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2021	2020	2019
Beginning balance	$12,531	$9,200	$7,000
Increases related to tax positions taken during a prior year	326	1,142	400
Decreases related to tax positions taken during the prior year	—	(78)	—
Increases related to tax positions taken during the current year	7,716	2,267	1,800
Ending balance	$20,573	$12,531	$9,200

As of January 31, 2021, the Company had unrecognized tax benefits of $20.6 million, of which $0.2 million of unrecognized benefits, if recognized would reduce the effective tax rate.The Company does not reasonably believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within the following 12 months.

The Company is subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States, Israel,

Medallia, Inc.
Notes to Consolidated Financial Statements

Argentina, and the United Kingdom. The Company is currently not under examination by the Internal Revenue Service (IRS) or by any local taxing authority for any tax years. All tax years remain open to examination by the IRS and local taxing authorities.
13. Equity Incentive Plans
Equity Incentive Plans
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
The Plan activity is as follows:

	Year Ended January 31,
	2021	2020	2019
Opening balance	23,050,732	4,023,140	3,725,180
Shares authorized(1)	6,617,320	24,000,000	22,000,000
Options and RSUs granted	(4,615,733)	(8,827,186)	(28,118,877)
Cancelled shares	1,648,394	3,854,778	6,386,036
Repurchase of early exercise of options	—	—	30,801
Ending balance	26,700,713	23,050,732	4,023,140
(1) Reflects an automatic increase to the number of shares of common stock reserved for issuance pursuant to future awards under the 2019 Plan, which annual increase is provided for in the 2019 Plan.

Medallia, Inc.
Notes to Consolidated Financial Statements

The stock-based compensation expense by line item in the consolidated statements of operations is summarized as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Cost of subscription revenue	$3,650	$3,058	$1,143
Cost of professional services revenue	10,266	8,824	2,379
Research and development expense	25,469	18,176	7,563
Sales and marketing expense	37,625	28,519	6,813
General and administrative expense	27,795	50,879	9,960
Total stock-based compensation	$104,805	$109,456	$27,858
Restricted Stock Units Activity
The following table summarizes restricted stock unit activities:

	Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 31, 2019	3,155,197	$6.29	—	$—
Stock units granted	7,448,329	18.78	900,579	13.91
Stock units vested	(1,170,861)	6.98
Stock units cancelled and expired	(412,984)	16.10	(74,246)	13.41
Balance as of January 31, 2020	9,019,681	16.07	826,333	13.95
Stock units granted	4,265,788	25.37	349,945	22.30
Stock units vested	(4,826,720)	16.30	—	—
Stock units cancelled and expired	(705,401)	20.89	(127,825)	14.27
Balance as of January 31, 2021	7,753,348	$20.61	1,048,453	$19.79
The total unrecognized compensation expense related to the RSUs was $123.6 million, $98.5 million and $19.9 million as of January 31, 2021, 2020 and 2019 and will be recognized over a weighted-average remaining period of 2.1 years, 2.4 years, and 3.5 years, respectively. Certain RSUs, in addition to the satisfaction of the service-based performance vesting conditions, also require the fulfillment of performance vesting conditions which include subscription revenue growth targets and a combination of subscription revenue growth and operating margin targets.

Medallia, Inc.
Notes to Consolidated Financial Statements

Option Activity
The fair value of each stock option granted to employees was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions. Options were not granted during fiscal year 2021.

	Year Ended January 31,
	2020	2019
Risk free interest rate	2.5%	2.50% - 3.00%
Expected volatility	41%	40% - 44%
Expected term (years)	5.85	5.50 - 6.69
Expected dividend rate	—	—
The following table summarizes the stock option activity:

	Options Outstanding
	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of Balance as of January 31, 2019	52,797,213	$5.27	8.12	$388,531
Options granted	478,278	12.63
Options exercised	(7,972,770)	4.31		$339,899
Options cancelled or expired	(3,367,548)	6.14
Balance as of January 31, 2020	41,935,173	$5.47	7.29	$954,124
Options exercised	(16,782,477)	4.67		618,160
Options cancelled or expired	(815,168)	6.65
Balance as of January 31, 2021	24,337,528	$5.98	6.85	$864,527
Exercisable as of January 31, 2021	16,399,672	$5.69	6.50	$587,313
The weighted-average grant-date fair value of stock options granted during the years ended January 31, 2021, 2020 and 2019 was nil, $5.38, $2.88 per share, respectively. The grant date fair value of stock options vested during the years ended January 31, 2021, 2020 and 2019 was $21.7 million, $35.2 million and $23.3 million respectively. Total unrecognized compensation expense related to stock options was $22.3 million, $45.6 million and $82.5 million as of January 31, 2021, 2020 and 2019, which are expected to be recognized over a weighted-average remaining recognition period of 1.3 years, 2.5 years and 3.0 years respectively.
Employee Stock Purchase Plan
The fair value of each Employee Stock Purchase Plan (ESPP) share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model and the assumptions noted in the following table:

January 31, 2021
Risk-free interest rate	0.1%
Expected volatility	67%
Expected term (in years)	0.5
Expected dividend rate	—

Medallia, Inc.
Notes to Consolidated Financial Statements

The fair value of stock purchase rights to be granted under the ESPP during the six-month period from September 15, 2021 was $9.25 per share. As of January 31, 2021 the Company had $0.7 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.1 years.

14. Employee Benefit Plans

The Company has a 401(k) retirement plan that covers substantially all of its U.S. employees. The 401(k) retirement plan provides for voluntary salary contributions of eligible participants' annual compensation, subject to the maximum allowed by law. During the year ended January 31, 2021 the Company provided a matching contribution equal to 50% of eligible participants' contributions, up to a maximum of $4,000 per participant during the plan year. During the year ended January 31, 2020 the Company provided a matching contribution equal to 50% of eligible participants' contributions, up to a maximum of $2,000 per participant during the plan year. The Company recognized approximately $4.0 million and $2.5 million in expense related to the 401(k) match for the year ended January 31, 2021 and 2020, respectively. During the year ended January 31, 2019 the Company did not provide matching contributions.

15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2021	2020	2019
Net loss attributable to common stockholders	$(148,656)	$(112,333)	$(82,234)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,563	83,269	26,770
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.35)	$(3.07)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Convertible preferred stock	—	—	72,483
Stock options	24,337	41,935	52,797
Restricted stock units	8,802	9,846	3,155
ESPP	377	683	—
Unvested early exercises subject to repurchase	—	—	147
Convertible preferred stock warrant	—	—	56
Convertible stock warrant	—	—	75
Convertible senior notes (if-converted)	14,611	—	—
Total	48,127	52,464	128,713

Medallia, Inc.
Notes to Consolidated Financial Statements

16.Selected Quarterly Financial Information (unaudited)

Selected summarized quarterly financial information for fiscal years ended January 31, 2021 and 2020 is as follows (in thousands):

	Year Ended January 31, 2021				Year Ended January 31, 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(stated in thousands, except per share amounts)
Total revenue	$128,047	$120,958	$115,525	$112,691	$110,100	$103,074	$95,670	$93,619
Total cost of revenue	46,101	43,848	41,172	39,563	39,116	38,595	34,883	32,595
Gross profit	81,946	77,110	74,353	73,128	70,984	64,479	60,787	61,024
Operating expense	123,149	106,655	108,869	105,892	103,750	106,146	99,239	63,069
Loss from operations	(41,203)	(29,545)	(34,516)	(32,764)	(32,766)	(41,667)	(38,452)	(2,045)
Net loss	$(48,770)	$(32,159)	$(35,198)	$(32,529)	$(31,870)	$(39,620)	$(38,284)	$(2,559)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	151,663	147,930	142,479	135,993	129,365	127,715	43,986	30,430

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.22)	$(0.25)	$(0.24)	$(0.25)	$(0.31)	$(0.87)	$(0.08)

17. Subsequent Event

On March 12, 2021, the Company acquired Decibel Group London Ltd. (Decibel), a privately-held company, for approximately $162.5 million in cash. Decibel is a leader in digital experience analytics. With this acquisition, the Company's leading customer experience and engagement platform will seamlessly include always-on, unsolicited digital feedback, providing a single view of all customers and prospective customers at every point of the customers journey across all channels.

PART II—OTHER INFORMATION
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of January 31, 2021, the last day of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2021.

The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION

None.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders.The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2021.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
We have filed the following documents as part of this Form 10-K:
(a) Financial Statements

(b) Financial Statement Schedules. All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(c) Exhibits. The following exhibits, as required by Item 601 of Regulation S-K are attached and incorporated by reference as stated below.
EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, by and among Medallia, Inc., Steely Merger Sub, Inc., StellaService Inc. and Shareholder Representative Services LLC, dated September 1, 2020.	8-K	001-38982	3.1	September 8, 2020
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-38982	3.1	September 12, 2019
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-38982	3.1	May 29, 2020
4.1	Form of common stock certificate of the registrant.	S-1/A	333-232271	4.1	June 28, 2019
4.2	Description of Company’s Securities.					X
4.3	Amended and Restated Investor Rights Agreement by and among the registrant and certain holders of its capital stock, dated as of February 25, 2019, as amended.	S-1/A	333-232271	4.2	July 8, 2019
4.4	Indenture, dated September 18, 2020, between the registrant and U.S. Bank National Association., dated September 18, 2020, between the registrant and U.S. Bank National Association.	8-K	001-38982	4.1	September 18, 2020
4.5	Form of 0.125% Convertible Senior Note due 2025 (included in Exhibit 4.4) convertible Senior Note due 2025 (included in Exhibit 4.4).	8-K	001-38982	4.2	September 18, 2020
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-232271	10.1	June 21, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-232271	10.2	June 28, 2019
10.3+	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-232271	10.3	July 8, 2019
10.4+	2017 Equity Incentive Plan, as amended, and related form agreements.	S-1	333-232271	10.4	June 21, 2019
10.5+	2008 Equity Incentive Plan, as amended, and related form agreements.	S-1	333-232271	10.5	June 21, 2019

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC	Filed or Furnished Herewith

10.6+	Outside Director Compensation Policy.	S-1/A	333-232271	10.6	June 28, 2019
10.7+	Change in Control and Severance Policy and related form agreements.	S-1/A	333-232271	10.7	June 28, 2019
10.8	Office Lease between the registrant and BRE Market Street Property Owner LLC, dated as of March 21, 2019.	S-1	333-232271	10.8	June 21, 2019
10.9+	Letter Agreement between the registrant and Elizabeth Carducci, dated December 20, 2020.					X
10.10+	Executive Incentive Compensation Plan.	S-1/A	333-232271	10.10	June 28, 2019
10.11+	Letter Agreement between the registrant and Leslie Stretch, dated June 27, 2019.	S-1/A	333-232271	10.12	July 8, 2019
10.12+	Letter Agreement between the registrant and Roxanne Oulman, dated June 27, 2019.	S-1/A	333-232271	10.13	July 8, 2019
10.13+	Letter Agreement between the registrant and Borge Hald, dated June 27, 2019.	S-1/A	333-232271	10.14	July 8, 2019
10.14+	Letter Agreement between the registrant and Mikael Ottosson, dated June 27, 2019.	S-1/A	333-232271	10.15	July 8, 2019
10.15	Purchase Agreement, dated September 15, 2020, by and among the registrant and BofA Securities, Inc., Citigroup Global Markets Inc., Wells Fargo Securities, LLC and KeyBanc Capital Markets, Inc. as representatives of the initial purchasers named therein.	8-K	001-38982	10.1	September 18, 2020
10.16	Form of Capped Call Confirmation.	8-K	001-38982	10.2	September 18, 2020
10.17	First Amendment by and between Market Center Owner, LP and the registrant, dated as of February 10, 2020.	10-Q	001-38982	10.1	June 9, 2020
10.18	Credit Agreement, dated as of September 4, 2020, by and among the registrant, as borrower, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender.	10-Q	001-38982	10.1	September 9, 2020
21.1	Subsidiaries of Medallia Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in signature pages hereto (included in signature pages hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL. Instance Document					X
101.SCH	XBRL. Taxonomy Extension Schema Document					X
101.CAL	XBRL. Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL. Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL. Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL.Extension Presentation Linkbase Database					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on March 22, 2021.

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

Signature	Title	Date

/s/ Leslie J. Stretch	President, Chief Executive	March 22, 2021
Leslie J. Stretch	Officer and Director (Principal Executive Officer)

/s/ Roxanne M. Oulman	Chief Financial Officer	March 22, 2021
Roxanne M. Oulman	(Principal Financial and Accounting Officer)

/s/ Borge Hald	Chief Strategy Officer and Executive Chairman	March 22, 2021
Borge Hald

/s/ Robert Bernshteyn	Director	March 22, 2021
Robert Bernshteyn

/s/ Mitchell K. Dauerman	Director	March 22, 2021
Mitchell K. Dauerman

/s/ Leslie J. Kilgore	Director	March 22, 2021
Leslie J. Kilgore

/s/ Douglas M. Leone	Director	March 22, 2021
Douglas M. Leone

/s/ Stanley J. Meresman	Director	March 22, 2021
Stanley J. Meresman

/s/ Amy Pressman	Director	March 22, 2021
Amy Pressman

/s/ Steven C. Walske	Director	March 22, 2021
Steven C. Walske

/s/James White	Director	March 22, 2021
James White