Form 10-Q
period 2021-04-30
Medallia, Inc.
filed 2021-06-04
CIK 1540184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)_______________________________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to ______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 26, 2021, 158,590,329 shares of the registrant's common stock, $0.001 par value, were outstanding.

MEDALLIA, INC.
© 2021 Medallia, Inc. All rights reserved. Medallia®, the Medallia logo, and the names and marks associated with Medallia’s products are trademarks of Medallia. All other trademarks are the property of their respective owners.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits thereto, contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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

Item 1.     FINANCIAL STATEMENTS
Medallia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$283,939	$428,328
Marketable securities	256,598	254,061
Trade and other receivables, net	103,312	181,431
Deferred commissions, current	32,366	31,107
Prepaid expenses and other current assets	30,607	23,835
Total current assets	706,822	918,762
Property and equipment, net	42,416	40,668
Operating lease right-of-use assets	36,808	39,050
Deferred commissions, noncurrent	69,571	68,929
Goodwill	412,480	262,942
Intangible assets, net	83,547	60,623
Other noncurrent assets	11,509	10,675
Total assets	$1,363,153	$1,401,649
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,349	$11,904
Accrued expenses and other current liabilities	43,619	39,756
Accrued compensation	33,171	42,292
Deferred revenue, current	263,846	293,231
Total current liabilities	356,985	387,183
Convertible senior notes, net	560,276	448,064
Deferred revenue, noncurrent	2,337	1,396
Lease liability, noncurrent	45,285	47,631
Other liabilities	14,509	9,134
Total liabilities	979,392	893,408
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized as of April 30, 2021 and January 31, 2021; 158,035,275 shares and 154,995,819 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	151	150
Additional paid-in capital	1,057,084	1,136,534
Accumulated other comprehensive loss	1,299	1,186
Accumulated deficit	(674,773)	(629,629)
Total stockholders' equity	383,761	508,241
Total liabilities and stockholders' equity	$1,363,153	$1,401,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	$106,071	$88,992
Professional services	25,303	23,699
Total revenue	131,374	112,691
Cost of revenue:
Subscription	24,156	17,344
Professional services	23,542	22,219
Total cost of revenue	47,698	39,563
Gross profit	83,676	73,128
Operating expenses:
Research and development	30,637	32,379
Sales and marketing	72,980	52,015
General and administrative	30,113	21,498
Total operating expenses	133,730	105,892
Loss from operations	(50,054)	(32,764)
Other income (expense), net	(1,593)	175
Loss before provision for income taxes	(51,647)	(32,589)
Provision for (benefits from) income taxes	774	(60)
Net loss	$(52,421)	$(32,529)

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	156,364	135,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Net loss	$(52,421)	$(32,529)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	602	(2,531)
Change in unrealized gain on marketable securities	—	3
Change in unrealized gain on cash flow hedges	(489)	(223)
Other comprehensive income (loss)	113	(2,751)
Comprehensive loss	$(52,308)	$(35,280)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Operating activities
Net loss	$(52,421)	$(32,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,111	5,468
Amortization of deferred commissions	7,931	6,081
Non-cash lease expense	2,778	2,832
Stock-based compensation expense	23,601	31,804
Amortization of debt issuance costs	827	—
Other	5,915	845
Changes in assets and liabilities:
Trade and other receivables	81,679	81,689
Deferred commissions	(9,832)	(4,345)
Prepaid expenses and other current assets	(6,428)	(3,399)
Other noncurrent assets	(125)	(892)
Accounts payable	1,905	(2,726)
Deferred revenue	(35,700)	(39,248)
Accrued expenses and other current liabilities	(13,659)	(19,778)
Other noncurrent liabilities	(2,249)	(2,689)
Net cash provided by operating activities	14,333	23,113
Investing activities
Purchases of property, equipment and other	(6,484)	(5,374)
Purchase of marketable securities	(55,877)	(22,748)
Maturities of marketable securities	49,500	76,423
Proceeds from sale of marketable securities	3,500	600
Acquisitions, net of cash acquired	(163,762)	(25,209)
Net cash (used in) provided by investing activities	(173,123)	23,692
Financing activities
Proceeds from revolving line of credit	—	43,000
Proceeds from exercise of stock options	7,584	19,180
Proceeds from share purchase plan	7,953	10,267
Principal payments on financing leases	(1,514)	(1,041)
Net cash provided by financing activities	14,023	71,406
Effect of exchange rate changes on cash and cash equivalents	378	(380)
Net (decrease) increase in cash and cash equivalents	(144,389)	117,831
Cash and cash equivalents at beginning of period	428,328	226,866
Cash and cash equivalents at end of period	$283,939	$344,697
Supplemental disclosures of cash flow information
Cash paid for interest	$539	$168
Cash paid for income taxes	$495	$469
Noncash investing and financing activities
Other receivables related to stock option exercises	$103	$93
Accrued unpaid capital expenditures	$1,703	$1,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2021	154,995,819	$150	$1,136,534	$1,186	$(629,629)	$508,241
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	(118,662)	—	7,277	(111,385)
Exercise of employee stock options	1,538,769	1	7,658	—	—	7,659
Release of restricted stock units	1,159,636	—	—	—	—	—
Issuance of shares from share purchase plan	341,051	—	7,953	—	—	7,953
Stock-based compensation	—	—	23,601	—	—	23,601
Other comprehensive income	—	—	—	113	—	113
Net loss	—	—	—	—	(52,421)	(52,421)
Balance at April 30, 2021	158,035,275	$151	$1,057,084	$1,299	$(674,773)	$383,761

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2020	132,346,402	$132	$878,843	$(206)	$(480,973)	$397,796
Exercise of employee stock options	5,184,632	6	18,928	—	—	18,934
Release of restricted stock units	1,671,652	—	—	—	—	—
Issuance of shares from share purchase plan	591,732	1	10,266	—	—	10,267
Stock-based compensation	—	—	31,804	—	—	31,804
Other comprehensive loss	—	—	—	(2,751)	—	(2,751)
Net loss	—	—	—	—	(32,529)	(32,529)
Balance at April 30, 2020	139,794,418	$139	$939,841	$(2,957)	$(513,502)	$423,521

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

The condensed consolidated balance sheet as of January 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended January 31, 2021.

The Company's fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the periods covered by the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to revenue recognition, stock-based compensation expense, allowance for credit losses, the assessment of the recoverability of identified intangible assets, impairment of right-of-use assets and contingencies. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.
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

Trade and Other Receivables and Allowance for Credit Losses

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit losses. The Company assess the allowance for credit losses on trade receivables by taking into consideration forecasts of future economic conditions, information about past events,

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

such as its historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses on trade receivables is recorded in general and administrative expenses on the Company's unaudited condensed consolidated statements of operations. Other receivables represent unbilled receivables related to subscription and professional services contracts.

As of April 30, 2021 and January 31, 2021, the allowance for credit losses was $4.2 million and $4.0 million, respectively.

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
The Company does not require collateral for trade receivables. No customer accounted for 10% or more of total revenues for the three months ended April 30, 2021 and 2020. No customer accounted for 10% or more of trade and other receivables, net as of April 30, 2021 and 2020.
Impact of Recently Adopted Accounting Pronouncements
In August 2020 the Financial Accounting Standards Board (FASB) issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. Effective February 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in an increase to accumulated deficit of $7.3 million, a decrease to additional paid-in capital of $118.7 million, and an increase to convertible senior notes, net of issuance costs of $111.4 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. The Company will use the if-converted method to calculate diluted EPS. If the Company makes an irrevocable election to settle the principal of the convertible senior notes in cash and the excess conversion spread in shares, the if-converted method will result in a reduced number of shares issued to reflect only the excess conversion. Since the Company had a net loss for the three months ended April 30, 2021, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.
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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Managed services support the Company's customers by providing a range of ongoing services including program design, launch, enhancement, expansion and analytics. Managed services are a stand-ready obligation to perform these services over the term of the arrangement and as a result, revenues are recognized ratably over the term of the arrangement.
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
Contract Balances and Remaining Performance Obligations
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $5.5 million and $3.5 million as of April 30, 2021 and January 31, 2021, respectively. These balances are included within trade and other receivables, net, on the unaudited condensed consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of services being provided, primarily related to its subscription services. The Company recognized revenue of $99.9 million and $93.4 million for the three months ended April 30, 2021 and 2020, respectively, that were included in the deferred revenue balances at the beginning of the respective periods.
The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less, which includes certain professional service contracts.
Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, and amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2021, the Company's remaining performance obligations were $797.6 million, approximately 50% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2021, the Company's remaining performance obligations were $800.1 million, approximately 49% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.
Disaggregation of Revenue by Geographic Region
The following table sets forth revenue by geographic region based on the billing address of the customers' parent for the periods presented (in thousands):

	Three Months Ended April 30,
	2021	2020
North America	$100,555	$86,925
EMEA	20,261	16,942
Other (1)	10,558	8,824
Total	$131,374	$112,691
(1) Other includes Asia Pacific and Latin America

The United States comprised 73% of the Company's revenue during both of the three months ended April 30, 2021 and 2020. No other country comprised 10% or greater of the Company's revenue during each of the three months ended April 30, 2021 and 2020.
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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables represents the fair value of assets and liabilities measured at fair value on a recurring basis using the above hierarchy (in thousands):

	April 30, 2021				January 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$149,464	$—	$—	$149,464	$265,945	$—	$—	$265,945
Corporate notes and bonds	—	3,044	—	3,044	—	—	—	—
Commercial paper	—	26,148	—	26,148	—	18,997	—	18,997
U.S. government and agency securities	—	—	—	—	—	24,999	—	24,999
Total cash equivalents	149,464	29,192	—	178,656	265,945	43,996	—	309,941
Marketable securities:
Corporate notes and bonds	—	58,196	—	58,196	—	45,057	—	45,057
Commercial paper	—	60,959	—	60,959	—	42,472	—	42,472
U.S.. government and agency securities	—	137,443	—	137,443	—	166,532	—	166,532
Total marketable securities	—	256,598	—	256,598	—	254,061	—	254,061
Derivative assets	—	1,322	—	1,322	—	1,027	—	1,027
Total assets measured at fair value	$149,464	$287,112	$—	$436,576	$265,945	$299,084	$—	$565,029
Liabilities:
Derivative liabilities	$—	$1,841	$—	$1,841	$—	$1,965	$—	$1,965
Total liabilities measured at fair value	$—	$1,841	$—	$1,841	$—	$1,965	$—	$1,965
Convertible Senior Notes
In September 2020 the Company issued $575.0 million aggregate principal amount 0.125% convertible senior notes due 2025 as described in Note 9, Debt. As of April 30, 2021, the fair value of these Notes was approximately $587.9 million. The fair value was determined based on the quoted price for the Notes in an over-the-counter market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
4. Cash Equivalents and Marketable Securities
As of April 30, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$149,464	$—	$—	$149,464
Corporate notes and bonds	61,249	—	(9)	61,240
Commercial paper	87,107	—	—	87,107
U.S. government and agency securities	137,409	34	—	137,443
Total	$435,229	$34	$(9)	$435,254
Included in cash and cash equivalents	$178,656	$—	$—	$178,656
Included in marketable securities	$256,573	$34	$(9)	$256,598

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$265,945	$—	$—	$265,945
Corporate notes and bonds	45,059	—	(2)	45,057
Commercial paper	61,469	—	—	61,469
U.S. government and agency securities	191,504	27	—	191,531
Total	$563,977	$27	$(2)	$564,002
Included in cash and cash equivalents	$309,941	$—	$—	$309,941
Included in marketable securities	$254,036	$25	$—	$254,061
As of April 30, 2021 and January 31, 2021, all marketable securities had a stated maturity date of less than one year. The unrealized losses associated with the Company's debt securities were immaterial as of April 30, 2021, and January 31, 2021, and the Company did not recognize any credit losses related to its debt securities during the three months ended April 30, 2021 or 2020.
5. Derivative Instruments
Cash Flow Hedges
As of April 30, 2021 and January 31, 2021, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $24.8 million and $13.7 million, respectively. All contracts have maturities not greater than 13 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the three months ended April 30, 2021 and 2020, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges

As of April 30, 2021 and January 31, 2021, the Company had outstanding forward contracts not designated as hedges with total notional values of $28.9 million and $45.4 million, respectively. All contracts have maturities not greater than 13 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	April 30, 2021	January 31, 2021
Derivative assets (recorded in prepaid expenses and other current assets):
Foreign currency forward contracts designated as cash flow hedges	$458	$713
Foreign currency forward contracts not designated as hedges	864	314
Derivative liabilities (recorded in accrued expenses and other current liabilities):
Foreign currency forward contracts designated as cash flow hedges	$1,139	$919
Foreign currency forward contracts not designated as hedges	702	1,046

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Unaudited Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss (OCI) Locations	Three Months Ended April 30,
		2021	2020
Gains (losses) recognized in OCI (effective portion)	Change in unrealized gains (losses) on cash flow hedges, net of tax	$99	$72
Gains reclassified from OCI into income (effective portion)	Revenues	10	130
Gains (losses) reclassified from OCI into income (effective portion)	General and administrative	579	164
Losses recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	6	(49)
Of the gains (losses) recognized in OCI for the foreign currency forward contracts designated as cash flow hedges as of April 30, 2021, $0.3 million is expected to be reclassified out of OCI within the next 12 months.
Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
Derivative Type		2021	2020
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$(169)	$666
As of April 30, 2021, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Unaudited Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$1	$—	$1	$(1)	$—	$—
Counterparty B	1,321	—	1,321	(1,321)	—	—
Total	$1,322	$—	$1,322	$(1,322)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Unaudited Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,841	—	1,841	(1,321)	—	520
Total	$1,841	$—	$1,841	$(1,321)	$—	$520

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2021, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Unaudited Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,027	—	1,027	(1,027)	—	—
Total	$1,027	$—	$1,027	$(1,027)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Unaudited Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,965	—	1,965	(1,027)	—	938
Total	$1,965	$—	$1,965	$(1,027)	$—	$938
6. Business Combinations
On March 12, 2021, the Company acquired Decibel Group London Ltd. (Decibel), a privately held company, for approximately $162.3 million in cash. This includes a $5.4 million payment related to the acceleration of certain stock options in conjunction with the acquisition, which was accounted for separately from the business combination, as post combination compensation cost, and recorded to general and administrative expenses within the unaudited consolidated statements of operations. Decibel is a leader in digital experience analytics that provides a single view of all customers and prospective customers across all channels.
On February 24, 2021, the Company acquired CheckMarket Inc. (CheckMarket), a privately held company, for a purchase price of $12.4 million in cash. CheckMarket is a survey solutions platform that helps customers automate the process to quickly make qualifications in the survey.
On September 14, 2020, the Company acquired Sense360 Inc. (Sense360), a privately held company, for a purchase price of $45.7 million in cash. Sense360 provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why.
On September 8, 2020, the Company acquired StellaServices Inc. (Stella Connect), a privately held company, for a purchase price of $99.6 million in cash. Stella Connect is a customer feedback and quality management platform that helps customer support teams to analyze and improve performance in real time.
On May 1, 2020, the Company acquired Voci Technologies, Inc. (Voci), a privately held company, for a purchase price of $59.6 million in cash. Voci is a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience. Voci offers subscription on-premise software licenses which provide the customer with a right to use the software when made available.

On February 19, 2020, the Company acquired LivingLens Enterprise Ltd. (LivingLens), a privately held company, for a purchase price of $26.8 million in cash. LivingLens provides a video feedback platform to humanize feedback and bring the voice of the customer and employee to life.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The above transactions were each accounted for as business combinations. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The fair value of developed technologies was determined using either the Multiple Period Excess Earnings Method or the Royalty Relief Method, the fair value of customer relationships was determined by using the Multiple Period Excess Earnings Method, the fair value of trademarks was determined using the Royalty Relief Method, and the fair value of backlog was determined using the Multiple Period Excess Earnings Method. The excess of the consideration paid over the fair value of the net liabilities assumed and identifiable intangible assets assumed is recorded as goodwill. The goodwill resulting from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisitions will be deductible for income tax purposes.
The Company is in the process of settling working capital adjustments for Decibel, CheckMarket, Sense360, Stella Connect and Voci, and therefore the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein.
The following table summarizes the purchase consideration, net of cash acquired, and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration, Net of Cash Acquired	Net Liabilities Assumed	Identifiable Intangible Assets	Goodwill
Decibel	$153,960	$(9,912)	$25,200	$138,672
CheckMarket	11,848	(1,486)	2,550	10,784
Sense360	45,273	(351)	10,500	35,124
Stella Connect	98,822	(3,478)	20,800	81,500
Voci	55,285	(1,385)	12,600	44,070
LivingLens	25,894	(715)	5,700	20,909
The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Developed Technology	Customer Relationships	Other(1)
Decibel	$17,000	$7,300	$900
CheckMarket	1,300	1,200	50
Sense360	5,000	5,200	300
Stella Connect	9,400	10,000	1,400
Voci	7,700	4,600	300
LivingLens	3,100	2,200	400
(1) Other includes trademarks and backlog.
The useful lives of developed technology, customer relationships and other are five years, five years and one to five years, respectively.
The financial results for the above acquisitions are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through April 30, 2021.
The pro forma impact of these acquisitions on unaudited consolidated revenue, income (loss) from operations and net loss was not material.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Goodwill and Intangible Assets, Net
Goodwill represents the excess of the purchase price in a business combination of the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. The changes in goodwill are as follows (in thousands):

Balance as of January 31, 2020	$79,324
Acquisitions	181,603
Foreign currency exchange	2,015
Balance as of January 31, 2021	262,942
Acquisitions	149,456
Foreign currency exchange	82
Balance as of April 30, 2021	$412,480
The changes in intangible assets for the three months in fiscal 2022 and the net book value of intangible assets as of April 30, 2021 and January 31, 2021 were as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2021	Identifiable Intangible Assets Acquired(1)	April 30, 2021	January 31, 2021	Amortization Expense	April 30, 2021	January 31, 2021	April 30, 2021	Weighted Average Remaining Useful Life (years)
Developed technology	$44,191	$18,332	$62,523	$(9,906)	$(2,644)	$(12,550)	$34,285	$49,973	4.2
Customer relationships	27,485	8,537	36,022	(3,747)	(1,633)	(5,380)	23,738	30,642	4.3
Other(2)	3,761	957	4,718	(1,161)	(625)	(1,786)	2,600	2,932	2.1
	$75,437	$27,826	$103,263	$(14,814)	$(4,902)	$(19,716)	$60,623	$83,547	4.2
(1) Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translation.
(2) Other includes trademarks and backlog.
The changes in intangible assets for fiscal 2021 and the net book value of intangible assets as of January 31, 2020 and January 31, 2021 were as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2020	Identifiable Intangible Assets Acquired(1)	January 31, 2021	January 31, 2020	Amortization Expense	January 31, 2021	January 31, 2020	January 31, 2021	Weighted Average Remaining Useful Life (years)
Developed technology	$18,670	$25,521	$44,191	$(3,473)	$(6,433)	$(9,906)	$15,197	$34,285	4.2
Customer relationships	5,237	22,248	27,485	(351)	(3,396)	(3,747)	4,886	23,738	4.3
Other(2)	1,320	2,441	3,761	(97)	(1,064)	(1,161)	1,223	2,600	2.6
	$25,227	$50,210	$75,437	$(3,921)	$(10,893)	$(14,814)	$21,306	$60,623	4.2
(1) Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translation.
(2) Other includes trademarks and backlog.
The total amortization expense for intangible assets was $4.9 million and $1.4 million for the three months ended April 30, 2021 and 2020, respectively.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Future amortization expense related to the intangible assets is as follows (in thousands):

Year Ending January 31:
Remainder of 2022	$16,218
2023	19,827
2024	19,764
2025	17,554
2026	10,184
Thereafter	—
Total	$83,547
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
Commissions earned and capitalized during the three months ended April 30, 2021 and 2020 were $9.8 million and $4.2 million, respectively. Amortization expense for deferred commissions during the three months ended April 30, 2021 and 2020 were $7.9 million and $6.4 million, respectively.
Property and Equipment, Net
The table below summarizes property and equipment which consists of the following (in thousands):

	April 30, 2021	January 31, 2021
Computer equipment and software	$79,756	$77,257
Furniture, fixtures and equipment	993	1,018
Leasehold improvements	6,322	5,651
Finance leases, right-of-use assets	18,314	17,750
Construction-in-progress	4,827	2,538
Total property and equipment, gross	110,212	104,214
Less accumulated depreciation and amortization	(67,796)	(63,546)
Property and equipment, net	$42,416	$40,668
Depreciation and amortization expense during the three months ended April 30, 2021 and 2020 totaled $5.1 million and $4.0 million, respectively, which includes amortization of assets recorded under finance leases of $1.5 million and $1.0 million, for the three months ended April 30, 2021 and 2020, respectively.
Property and equipment located outside the U.S. was $14.9 million and $15.7 million as of April 30, 2021 and January 31, 2021, respectively.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
The table below summarizes accrued expenses and other current liabilities which consists of the following (in thousands):

	April 30, 2021	January 31, 2021
Finance lease liability, current	$5,129	$5,349
Operating lease liability, current	10,263	10,628
Federal, state and local taxes	5,710	6,801
Indemnity holdback related to acquisitions	4,693	1,748
Other	17,824	15,230
Accrued expenses and other current liabilities	$43,619	$39,756
Accrued Compensation
The table below summarizes accrued compensation which consists of the following (in thousands):

	April 30, 2021	January 31, 2021
Accrued salaries and bonus	$4,463	$7,856
Accrued commissions	8,590	14,125
Accrued vacation	4,954	4,425
Employee stock purchase plan	2,468	6,389
Payroll taxes	12,696	9,497
Accrued compensation	$33,171	$42,292
9. Debt
Convertible Senior Notes
In September 2020, the Company issued 0.125% convertible senior notes (Notes) due September 15, 2025, for an aggregate principal amount of $575.0 million in a private placement to qualified institutional buyers. The Notes are senior unsecured obligations and interest is payable in cash in arrears at a fixed rate of 0.125% on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes will mature on September 15, 2025, unless repurchased, redeemed, or converted pursuant to the terms of the Notes.
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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
On or after June 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders of the Notes may convert all or any portion of their Notes regardless of the foregoing conditions, and such conversions will settle upon maturity. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.
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
Subsequent to the adoption of ASU 2020-06, the Company combined the conversion feature with the host contract and accounts for the Notes as a single liability. The Company recorded the total amount of issuance costs as a reduction to the convertible senior notes, net in the unaudited condensed consolidated balance sheets. The issuance costs are amortized to interest expense over the term of the Notes using the effective interest rate method.
As of April 30, 2021, the Notes are classified as noncurrent in the unaudited condensed consolidated balance sheets since the criteria for conversion was not met.
The net carrying amount of the Notes recorded in convertible senior notes, net in the unaudited condensed consolidated balance sheets was as follows (in thousands):

April 30, 2021
Principal	$575,000
Unamortized issuance costs	(14,724)
Net carrying amount of the liability component	$560,276

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the interest expense related to the Notes recognized in other income (expense), net on the unaudited condensed consolidated statements of operations (in thousands):

Three Months Ended April 30, 2021
Contractual interest expense	$180
Amortization of issuance costs	827
Total interest expense related to the Notes	$1,007
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
Wells Fargo Bank Credit Facility
On September 4, 2020, the Company entered into the Wells Fargo Bank, National Association (Wells Fargo) credit facility to provide for a senior secured revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at the Company’s option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. The Company is required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit. As of April 30, 2021, no amounts were outstanding on this credit facility.
As of April 30, 2021, $50.0 million was available for borrowing under the revolving line of credit. As of April 30, 2021, the Company was in compliance with the financial covenants contained in the revolving line of credit.
Silicon Valley Bank Credit Facility
The Company maintained a revolving line of credit that matured in September 2020, and provided for aggregate borrowings of up to $50.0 million. On September 4, 2020, the Company paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. The Company continues to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.7 million outstanding as of April 30, 2021.
10. Leases
The Company has entered into operating leases primarily for office facilities and finance leases primarily for equipment purchases. These leases have terms which typically range from 1 year to 10 years.

During the year ended January 31, 2021, the Company recorded aggregate impairment charges of $16.8 million, of which $13.5 million relates to the impairment of right -of-use (ROU) assets related to certain vacant office leases and $3.3 million related to the impairment of leasehold improvements. The Company has the intent and ability to sub-lease vacant office facilities which it has ceased using and as such, has considered estimated future sub-lease income including the consideration of the local real estate market conditions, in measuring the amount of the ROU assets impairment. The Company also factored into its estimate the time to identify a tenant and to enter into an agreement. Impairment charges were recorded to general and administrative expenses within the unaudited condensed consolidated statement of operations.
The components of lease expense were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Operating lease costs	$2,789	$2,832
Finance lease costs:
Amortization of assets	$1,492	$967
Interest on lease liabilities	140	144
	$1,632	$1,111
Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Operating leases:
Cash paid for operating lease liabilities	$3,196	$2,073
Right-of-use assets obtained in exchange for lease obligations	—	18,294
Finance leases:
Finance leases obtained for equipment	$1,190	$—
Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	April 30, 2021	January 31, 2021
Operating lease liabilities reported as:
Accrued expenses and current liabilities	$10,263	$10,628
Lease liability, noncurrent	45,285	47,631
Total operating lease liabilities	$55,548	$58,259
Weighted average remaining lease term (in years)	5.5	5.5
Weighted average discount rate	4.8%	4.8%

Supplemental balance sheet information related to finance leases was as follows (in thousands, except lease term and discount rate):

	April 30, 2021	January 31, 2021
Finance lease liabilities reported as:
Accrued expenses and current liabilities	$5,129	$5,349
Other liabilities	4,908	5,004
Total finance lease liabilities	$10,037	$10,353
Weighted average remaining lease term (in years)	2.4	2.3
Weighted average discount rate	5.6%	5.5%
Future minimum lease payments under operating leases and finance leases as of April 30, 2021 are presented in the table below (in thousands):

	April 30, 2021
	Operating leases	Finance leases
Year Ending January 31,
Remainder of 2022	$8,653	$4,435
2023	11,950	2,933
2024	11,749	2,176
2025	10,878	1,158
2026	8,973	18
Thereafter	11,693	—
Total future lease payments	63,896	10,720
Less interest payments	(8,348)	(683)
Total present value of minimum lease payments	$55,548	$10,037
11. Commitments and Contingencies
Purchase obligations

The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $27.6 million as of April 30, 2021, of which $7.9 million, $7.5 million, $8.3 million and $3.9 million are expected to be settled during fiscal years 2022, 2023, 2024 and 2025, respectively.
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

12. Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes on foreign jurisdictions in which the Company conducts business and foreign withholding taxes. The Company maintains a full valuation allowance on its federal, state and certain foreign deferred tax assets that it has determined are not realizable on a more likely than not basis.
Income tax expense increased by $0.8 million during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. This was primarily attributed to higher foreign income taxes.
13. Equity Incentive Plans
The Equity Incentive Plan activity is as follows:

	Three Months Ended April 30,
	2021	2020
Opening balance	26,700,713	23,050,732
Shares authorized (1)	7,749,791	6,617,320
RSUs granted	(3,386,257)	(2,828,278)
Cancelled shares	629,208	568,255
Ending balance	31,693,455	27,408,029
(1) Reflects an automatic increase to the number of shares of common stock reserved for issuance pursuant to future awards under the 2019 Equity Incentive Plan (the 2019 Plan) This annual increase is provided for in the 2019 Plan.
The stock-based compensation expense by line item in the consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of subscription revenue	$854	$909
Cost of professional services revenue	2,218	2,684
Research and development expense	4,430	11,473
Sales and marketing expense	9,581	9,335
General and administrative expense	6,518	7,403
Total stock-based compensation	$23,601	$31,804

Restricted Stock Units Activity
The following table summarizes restricted stock unit activities:

	Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 31, 2021	7,753,348	20.61	1,048,453	19.79
Stock units granted	3,169,406	29.90	216,851	29.92
Stock units vested	(1,159,636)	18.35	—	—
Stock units cancelled and expired	(341,147)	22.52	(102,271)	24.83
Balance as of April 30, 2021	9,421,971	$23.94	1,163,033	$19.41
As of April 30, 2021, total unrecognized compensation expense related to the RSUs was $199.5 million and will be recognized over a weighted-average remaining period of 2.4 years. Certain RSUs, in addition to the satisfaction of the service-based performance vesting conditions, also require the fulfillment of performance vesting conditions which include subscription revenue growth targets and a combination of subscription revenue growth and operating margin targets.
Option Activity
The following table summarizes the stock option activity:

	Options Outstanding
	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2021	24,337,528	$5.98	6.85	$864,527
Options exercised	(1,538,769)	4.99		37,715
Options cancelled or expired	(185,790)	6.59
Balance as of April 30, 2021	22,612,969	$6.04	6.70	$530,272
Exercisable as of April 30, 2021	16,287,398	$5.83	6.43	$385,410
The grant date fair value of stock options vested during the three months ended April 30, 2021 and 2020 was $3.6 million and $7.6 million, respectively. As of April 30, 2021, total unrecognized compensation expense related to stock options was $17.7 million, which is expected to be recognized over a weighted-average remaining recognition period of 1.2 years.
Employee Stock Purchase Plan

The fair value of each Employee Stock Purchase Plan (ESPP) share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table:

April 30, 2021
Risk-free interest rate	0.1%
Expected volatility	64%
Expected term (in years)	0.5
Expected dividend rate	—

The fair value of stock purchase rights to be granted under the ESPP during the six-month period from March 16, 2021 to September 15, 2021 was $9.62 per share. As of April 30, 2021 the Company had $2.4 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.4 years.
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2021	2020
Net loss attributable to common stockholders	$(52,421)	$(32,529)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	156,364	135,993
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.24)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Stock options	22,613	36,454
Restricted stock units	10,585	10,731
ESPP	342	513
Convertible senior notes (if-converted)	14,611	—
Total	48,151	47,698

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties as discussed in “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Overview
Medallia, Inc. was founded in 2001 to help the world’s largest companies understand and improve customer experiences at scale. In doing so, we created a new category of enterprise software, experience management.

Our SaaS (software-as-a-service) platform, the Medallia Experience Cloud, is built on modern technology and open architecture, utilizing artificial intelligence (AI) and machine learning to analyze massive amounts of data. We capture experience data from the expanding signal fields emitted by customers and employees on their daily journeys so that our customers can understand, analyze, and act upon omni-channel experiences. We believe that Medallia is the only platform that makes all other applications customer and employee aware. We utilize our proprietary in-memory analytics, dynamic organizational hierarchy management, and AI technology to analyze the structured and unstructured data at great scale with enterprise grade security and privacy deriving themes and predictive insights that drive action in live time. Using our technology, enterprises reduce churn, turn detractors into promoters and buyers, and create in-the-moment cross-sell and up-sell opportunities, providing high returns on investment.

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

In December 2019 a novel strain of Coronavirus disease (COVID-19) was reported and in March 2020 the World Health Organization (WHO) characterized the COVID-19 as a pandemic. The COVID-19 pandemic has impacted our business, and its full impact is still uncertain and may negatively affect our subscription bookings and results of operations in future periods. The extent to which the COVID-19 pandemic may impact our future financial condition or results of operations remains uncertain. Also, we may experience curtailed customer demand for our platform, reduced customer spending or contract duration or lengthened payment terms that could materially adversely impact our business, results of operations and overall financial performance in future periods. While our subscription revenue is relatively predictable, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods.

The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers' and our sales cycles; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees; how quickly and to what extent normal economic and operating activities can resume; speed of rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; and effect on our partners and vendors, all of which are uncertain and difficult to predict. In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters), mandated our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events, including our Medallia Experience conference, to virtual-only, and we may similarly alter, postpone or cancel events in the future. These changes remained in effect in the first quarter of fiscal 2022 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the impact and possible continued impact of the COVID-19 pandemic on our business.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customers
We measure and track the number of customers, and we believe the number of customers is useful information to investors, because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active annual subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. As of April 30, 2021 and April 30, 2020, we had 1,244 and 782 enterprise customers, respectively. If we count as a single enterprise customer, all subsidiaries and divisions of a single parent, then as of April 30, 2021 and April 30, 2020, we had 904 and 528 enterprise customers, respectively.
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
We define subscription billings, a non-GAAP financial measure, as total subscription revenue plus the change in subscription deferred revenue and contract assets, excluding contract assets acquired. We measure subscription billings on a trailing 12-month basis because subscription billings vary from quarter to quarter due to invoice timing. Subscription billings in any particular period reflect amounts invoiced for subscriptions to access our platform. We typically invoice our customers annually in advance for subscriptions to our platform.

The following table sets forth our subscription billings and growth rate, and provides a reconciliation of subscription revenue to subscription billings, for the periods presented:

	Trailing Twelve Months Ended April 30,
	2021	2020

	(in thousands, except percentages)
Subscription revenue	$399,653	$329,448
Increase in subscription deferred revenue	39,830	36,632
(Increase) decrease in contract assets	(4,842)	1,373
Subscription billings	$434,641	$367,453
Subscription billings growth rate	18%	23%
Our use of subscription billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Subscription billings are recognized when invoiced, while the related subscription revenue is recognized ratably over the subscription term. For the first quarter of fiscal 2022, our trailing 12-month subscription billings growth rate was 18%. There are a wide variety of factors that influence this metric. For example, due to the COVID-19 pandemic, we have modified subscription terms, flexible payment or invoicing terms in exchange for extensions of existing contracts for certain customers hardest hit by the pandemic. Therefore, fluctuations in billings should not be taken as an indication of changes in future revenue. Also, other companies, including companies in our industry, may not use subscription billings, may calculate subscription billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of subscription billings as a comparative measure.
Dollar-based Net Revenue Retention
We use a dollar-based net revenue retention rate to measure our ability to retain and expand business generated from our existing customers. Our dollar-based net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, calculated on a trailing twelve-month basis. We focus on a dollar-based net revenue retention rate metric, and we believe it is useful information to investors, because it captures the full impact on revenue of customers expanding, decreasing or ending their subscriptions. Our dollar-based net revenue retention rate as of April 30, 2021 and 2020 was 111% and 117% respectively, on a trailing twelve-month basis.
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
Other Income (Expense), net
Other income (expense), net consists primarily of interest expense, amortization of the issuance costs on the convertible senior notes, and net foreign currency exchange gains (losses). In addition, interest income includes interest on our cash and marketable securities balances.
Provision For Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes on foreign jurisdictions in which we conduct business and foreign withholding taxes. We maintain a full valuation allowance on our federal, state and certain foreign deferred tax assets that we have determined are not realizable on a more likely than not basis. For additional information regarding our income taxes, see "Note 12: Income Taxes," included in this Quarterly Report on Form 10-Q, in our notes to the unaudited condensed consolidated financial statements.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	$106,071	$88,992
Professional services	25,303	23,699
Total revenue	131,374	112,691
Cost of revenue:
Subscription(1)	24,156	17,344
Professional services(1)	23,542	22,219
Total cost of revenue	47,698	39,563
Gross profit	83,676	73,128
Operating expenses:
Research and development(1)	30,637	32,379
Sales and marketing(1)	72,980	52,015
General and administrative(1)	30,113	21,498
Total operating expenses	133,730	105,892
Loss from operations	(50,054)	(32,764)
Other income (expense), net	(1,593)	175
Loss before provision for income taxes	(51,647)	(32,589)
Provision for (benefits from) income taxes	774	(60)
Net loss	$(52,421)	$(32,529)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of subscription revenue	$854	$909
Cost of professional services revenue	2,218	2,684
Research and development expense	4,430	11,473
Sales and marketing expense	9,581	9,335
General and administrative expense	6,518	7,403
Total stock-based compensation	$23,601	$31,804

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	81%	79%
Professional services	19%	21%
Total revenue	100%	100%
Cost of revenue:
Subscription	18%	15%
Professional services	18%	20%
Total cost of revenue	36%	35%
Gross profit	64%	65%
Operating expenses:
Research and development	23%	29%
Sales and marketing	56%	46%
General and administrative	23%	19%
Total operating expenses	102%	94%
Loss from operations	(38)%	(29)%
Other income (expense), net	(1)%	—%
Loss before provision for income taxes	(39)%	(29)%
Provision for (benefits from) income taxes	1%	—%
Net loss	(40)%	(29)%
Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Subscription	$106,071	$88,992	$17,079	19%
Professional services	25,303	23,699	1,604	7%
Total revenue	$131,374	$112,691	$18,683	17%
Total revenue was $131.4 million for the three months ended April 30, 2021 compared to $112.7 million for the three months ended April 30, 2020, which is an increase of $18.7 million, or 17%.
Subscription revenue accounted for 81% of total revenue for the three months ended April 30, 2021 and 79% of total revenue for the three months ended April 30, 2020, respectively. The increases were primarily driven by revenue from new customers, as the number of enterprise customers increased to 1,244 as of April 30, 2021 from 782 as of April 30, 2020, representing a 59% increase. We also increased subscription revenue due to cross-selling to our existing customers and expansions as reflected in our dollar-based net revenue retention rate of 111% for the three months ended April 30, 2021.
Professional services revenue increased by $1.6 million, or 7%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increases were driven by higher managed and implementation services.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue:
Subscription	$24,156	$17,344	$6,812	39%
Professional services	23,542	22,219	1,323	6%
Total cost of revenue	$47,698	$39,563	$8,135	21%
Gross profit	$83,676	$73,128	$10,548	14%
Gross margin:
Subscription	77%	81%
Professional services	7%	6%
Total gross margin	64%	65%
Total cost of revenue was $47.7 million for the three months ended April 30, 2021, compared to $39.6 million for the three months ended April 30, 2020, an increase of $8.1 million, or 21%.
Cost of subscription revenue increased by $6.8 million, or 39%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to higher hosting, software and hardware of $5.1 million related to infrastructure necessary to meet our customer demand and higher personnel-related expenses of $1.5 million.
Cost of professional services revenue increased by $1.3 million, or 6%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 primarily due to an increase of $2.2 million in personnel-related expenses, partially offset by a decrease of $0.7 million in rent and facilities.
Gross profit increased proportionate to the increase in revenue for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. Gross margin did not materially change during those periods.
Research and Development

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development	$30,637	$32,379	$(1,742)	(5)%
Percentage of revenue	23%	29%
Research and development expenses decreased by $1.7 million or 5%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The decrease was primarily due to lower personnel-related expenses of $2.6 million, including stock-based compensation expense of $7.0 million, partially offset by an increase in consulting and other expenses of $1.1 million.
Sales and Marketing

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$72,980	$52,015	$20,965	40%
Percentage of revenue	56%	46%

Sales and marketing expenses increased by $21.0 million, or 40%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to higher personnel-related expenses of $15.1 million, as we continue to expand our quota bearing sales force along with non-quota bearing sales support positions, increase in marketing costs of $4.7 million from higher advertising and conference expenses, and increase in software and other consulting costs for $1.3 million.
General and Administrative

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$30,113	$21,498	$8,615	40%
Percentage of revenue	23%	19%
General and administrative expenses increased by $8.6 million, or 40%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to the increase in acquisition related costs of $2.6 million as well as a payment of $5.4 million related to the acceleration of certain stock options in conjunction with the acquisition of Decibel.
Other Income (Expense), net and Provision for (benefits from) Income Taxes

	Three Months Ended April 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Interest expense and other	$(1,754)	$(698)	$(1,056)	151%
Interest income	161	873	(712)	(82)%
Other income (expense), net	$(1,593)	$175	$(1,768)	(1010)%

Provision for (benefits from) income taxes	$774	$(60)	$834	(1,390)%
Interest expense and other decreased during the three months ended April 30, 2021 compared to the three months ended April 30, 2020 primarily due to an increase in interest expense related to our convertible senior notes and finance leases.
Interest income decreased during the three months ended April 30, 2021 compared to the three months ended April 30, 2020 primarily due to lower interest rates on our cash, cash equivalent and marketable securities balances.
Income tax expense increased by $0.8 million during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. This was primarily attributed to higher foreign income taxes.
Liquidity and Capital Resources
As of April 30, 2021 and January 31, 2021, we had cash, cash equivalents and current marketable securities of $540.5 million and $682.4 million, respectively. On March 12, 2021, we acquired Decibel, a leader in digital experience analytics for approximately $162.3 million in cash, including a payment of $5.4 million related to the acceleration of certain stock options in conjunction with the acquisition of Decibel. We experience seasonality related to our operating cash flows. Our quarterly operating cash flows are generally positive in the first and fourth quarters and are generally negative in the second and third quarters. The seasonality is primarily attributable to higher billings in the fourth quarter of each year. We primarily bill in advance annually for our multi-year contracts, resulting in higher cash collections of trade and other receivables in the first and fourth quarters of each year. This seasonality has not impacted, nor do we expect it to impact in the future, our ability to fund our near-term working capital, finance lease payments or capital expenditure requirements. While we may experience delays in collections which we attribute to the COVID-19 pandemic, we believe that our existing cash, cash equivalents and marketable securities and trade and other receivables will be sufficient to support working capital, finance lease payments and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through subscription payments by customers for use of our platform, equity and debt financings, finance lease arrangements and loans for equipment.
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
Wells Fargo Bank Credit Facility
On September 4, 2020 we entered into the Wells Fargo Bank Credit Facility (Wells Fargo Credit Facility) to provide for a revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit. As of April 30, 2021, no amounts were outstanding on this credit facility.
Silicon Valley Bank Credit Facility
On September 4, 2020 we paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. We continue to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.7 million outstanding as of April 30, 2021.
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

Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2021	2020
Net cash provided by operating activities	$14,333	$23,113
Net cash (used in) provided by investing activities	(173,123)	23,692
Net cash provided by financing activities	14,023	71,406
Effect of exchange rate changes on cash and cash equivalents	378	(380)
Net (decrease) increase in cash and cash equivalents	$(144,389)	$117,831
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
Cash provided by operating activities for the three months ended April 30, 2021 of $14.3 million primarily related to our net loss of $52.4 million, adjusted for non-cash charges of $51.2 million and net cash inflows of $15.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, non-cash lease expenses, the amortization of convertible debt issuance costs and amortization of deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $81.7 million decrease in trade and other receivables, partially offset by a $35.7 million decrease in deferred revenue, a $14.0 million decrease in accounts payable, accrued expenses, lease liabilities, and other current and noncurrent liabilities, a $9.8 million increase in deferred commissions and $6.6 million increase in prepaid expenses and other current assets and other noncurrent assets.
Cash provided by operating activities for the three months ended April 30, 2020 of $23.1 million primarily related to our net loss of $32.5 million, adjusted for non-cash charges of $47.0 million and net cash inflows of $8.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, non-cash lease expenses and amortization of our deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $81.7 million decrease in accounts receivable, partially offset by $39.2 million decrease in deferred revenue and $25.2 million decrease in accounts payable, accrued expenses, lease liabilities and other current and noncurrent liabilities, $4.3 million increase in prepaid expense and other assets and other noncurrent assets, and $4.3 million increase in deferred commissions.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2021 of $173.1 million was due to acquisitions, net of cash acquired of CheckMarket and Decibel for $163.8 million, which includes a payment of $5.4 million related to the acceleration of certain stock options in conjunction with the acquisition of Decibel, the purchases of property, equipment and other of $6.5 million and net purchases of marketable securities of $2.9 million.
Cash provided by investing activities for the three months ended April 30, 2020 of $23.7 million was due to the maturities of marketable securities of $54.3 million, partially offset by the acquisitions, net of cash acquired of LivingLens for $25.2 million, and the purchases of property, equipment and other of $5.4 million.

Financing Activities
Cash provided by financing activities for the three months ended April 30, 2021 of $14.0 million consisted of $7.6 million in proceeds from the exercise of stock options and $8.0 million in proceeds from the Employee Stock Purchase Plan, partially offset by repayments on finance lease obligations of $1.5 million.
Cash provided by financing activities for the three months ended April 30, 2020 of $71.4 million consisted of $43.0 million in proceeds from drawing down our revolving line of credit, $19.2 million in proceeds from the exercise of stock options and $10.3 million proceeds from the Employee Stock Purchase Plan, partially offset by repayments on finance lease obligations of $1.0 million.
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
Critical Accounting Policies
We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. Preparing our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as related disclosures. Because these estimates and judgments may change from period to period, actual results could differ materially, which may negatively affect our financial condition or results of operations. We base our estimates and judgments on historical experience and various other assumptions that we consider reasonable, and we evaluate these estimates and judgments on an ongoing basis. There have been no material changes to these policies and estimates for the three months ended April 30, 2021 from those disclosed in Item 7 of our Form 10-K for the year ended January 31, 2021.
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
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. As of April 30, 2021 we had cash, cash equivalents and marketable securities of $540.5 million. Changes in interest rates affect the interest earned on our cash, cash equivalents and investments and the fair value of the investments.
In September 2020, we issued $575.0 million aggregate principal amount of convertible senior notes (Notes). We carry the Notes at par value less the unamortized debt discount and issuance costs on our unaudited condensed consolidated balance sheets. The Notes have a fixed annual interest rate of 0.125% and therefore we do not have economic interest rate exposure. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by our stock price.

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
We operate in Argentina and the inflation levels in Argentina have been elevated for several years. In the first half of 2018 Argentina's reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina's reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the fiscal year ended January 31, 2019. The change to highly inflationary accounting did not have a material impact on our unaudited condensed consolidated financial statements for the three months ended April 30, 2021.
A hypothetical 10% change in foreign currency exchange rates would not result in a material impact on our unaudited condensed consolidated results of operations.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2021, the last day of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In response to the COVID-19 pandemic, we have temporarily closed our offices (including our headquarters), required our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events, including our Medallia Experience 2020 and 2021 conferences, to virtual-only, and we may similarly alter, postpone or cancel events in the future. If the COVID-19 pandemic worsens, especially in regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues and potential delays in the hiring and onboarding of new employees. Further, we may experience increased cyberattacks and security challenges as our employee base works remotely.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including: the duration and continued spread of the outbreak; government responses to the pandemic; resurgence of COVID-19 infections in different geographies; efficacy of the currently available COVID-19 vaccines against current and future variants of the virus; how quickly and to what extent normal economic and operating activities can resume, including the speed of rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; impact on our customers and our sales cycles; impact on our customer, industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

We have incurred significant net losses in recent years, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant net losses in recent periods, including net losses of approximately $52.4 million and $32.5 million and $148.7 million and $112.3 million for the three months ended April 30, 2021 and 2020 and fiscal years ended January 31, 2021 and 2020, respectively. We had an accumulated deficit of approximately $674.8 million as of April 30, 2021. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our platform, equity and debt financings, finance lease arrangements and loans for equipment. We have expended and expect to continue to expend substantial financial and other resources on:
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 80 countries and have established subsidiaries in Argentina, Australia, Brazil, Canada, Chile, Colombia, the Czech Republic, France, Germany, India, Israel, Japan, Mexico, the Netherlands, Norway, Singapore, Spain, the United Kingdom, and the United States. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions, and amount of data that our platform and our associated hosting infrastructure support. For example, our number of enterprise customers has grown to 1,244 as of April 30, 2021 from 782 as of April 30, 2020, an increase of 59%. Using the methodology of counting as a single enterprise customer all subsidiaries and divisions of a single parent, we had 904 as of April 30, 2021 from 528 as of April 30, 2020 parent enterprise customers, an increase of 71%.
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
Our competitors vary in size and in the breadth and scope of the products and services they offer. While we do not believe that any of our competitors currently offer a full suite of experience management solutions that competes across the breadth of our platform, certain features of our platform compete in particular segments of the overall experience management category. For example, we compete with a number of SaaS providers of survey tools, including Qualtrics and SurveyMonkey, many of which offer significantly lower prices for their products or services. We also compete with contact center technology companies, such as CloudCherry (acquired by Cisco Systems Inc.), Nice Ltd. and Verint Systems Inc., which may have longer operating histories, have invested heavily in experience management and may aggressively expand their products and services in the near future. Additionally, we face competition from full-service consulting firms such as Maritz CX (acquired by InMoment) and Willis Towers Watson, which bundle additional market research services with competing products and services. Further, other established SaaS providers and other technology companies not currently focused on experience management may expand their services to compete with us.
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

Our future success, in part, will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. For example, during the fiscal year ended January 31, 2021 we completed acquisitions of (i) LivingLens, a video feedback platform provider; (ii) Voci, a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience; (iii) Stella Connect, a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time; and (iv) Sense360, a consumer insights platform that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why. In addition, during the three months ended April 30, 2021, we completed the acquisition of Decibel, a leader in digital experience analytics.

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
In the three months ended April 30, 2021 and 2020 and for the fiscal years ended January 31, 2021 and 2020 our top 10 customers accounted for 21%, 25%, 24% and 25% of our revenue, respectively. The majority of our customer base consists of large and mid-sized enterprises, many of which have high subscription amounts to our platform. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. Additionally, some of our customers and potential customers are in industries most impacted by the COVID-19 pandemic, such as hospitality, transportation, and retail. Accordingly, the loss of any one of our large customers, including because of the COVID-19 pandemic, could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or use our platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.
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

We rely on our technology infrastructure, including third-party data centers, and any interruption or delay in service from these facilities could impair the delivery of our platform and harm our business.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our platform. For the three months ended April 30, 2021 and 2020 and for the years ended January 31, 2021 and 2020 our research and development expenses were 23%, 29%, 25% and 24%, of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
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
We have worked to develop a strong culture around our team. We believe that our culture has been and will continue to be a key contributor to our success. We expect to hire aggressively as we expand but if we do not continue to maintain our corporate culture as we grow globally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth may result in a change to our corporate culture, which could harm our business.
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
Our success and ability to compete depend in part upon our ability to secure, protect, maintain, assert and enforce our intellectual property. As of April 30, 2021 we had 19 issued patents and 29 pending non-provisional or provisional patent applications filed. We rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate, and our intellectual property may still be challenged or invalidated. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Effective patent, copyright, trade secret and trademark protection may not even be available in every country in which we conduct business. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office (USPTO), and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, copyright, or trademark application. If this occurs, our competitors might be more successful in their efforts to compete with us. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In the event that any of the foregoing occur, this could adversely affect our business, results of operations and financial condition.

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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our platform or otherwise offer growth opportunities. We made a number of acquisitions during fiscal year ended January 31, 2020, including Zingle, a multi-channel mobile messaging and customer engagement solution, and in fiscal year ended January 31, 2021 we completed acquisitions of (i) LivingLens, a video feedback platform provider; (ii) Voci, a real-time speech to text platform; (iii) Stella Connect, a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time; and (iv) Sense360, a consumer insights platform that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments. During the three months ended April 30, 2021 we completed the acquisitions of (i) CheckMarket, a survey solutions platform that helps customers automate the process quickly to make qualifications, and (ii) Decibel Inc., a leader in digital experience analytics . We may also enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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

Further, risks associated with operating in Israel may adversely affect our business. We have operations in Israel through our wholly-owned subsidiary, Medallia Digital Ltd. and Cooladata Ltd. As of April 30, 2021, we had a total of 61 employees located in Israel, of which 55 were engaged in research and development and SaaS operations activities. Given our employee headcount in Israel, our business, results of operations and financial condition could be adversely affected by political, economic and military instability in Israel, including, for example, the ongoing hostilities between Israel and the Palestinians. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. Any hostilities involving Israel or a full or partial mobilization of the reserve forces of the Israeli armed forces could adversely affect our operations in Israel. In addition, some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Increased military activity could also result in a reduction of qualified prospective employees available to grow our business or to replace employees on active military duty. As a result, our business could be disrupted by the absence of our employees for a significant period of time as a result of military service. Additionally, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial conditions in Israel could adversely affect our operations. In the past, the State of Israel and Israeli companies have been subjected to an economic boycott and several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies could also have an adverse impact on our business and results of operations.
We believe our success depends on continuing to invest in the growth of our worldwide operations by entering new geographic markets. If our investments in these markets are greater than anticipated, or if our customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.
We believe our success depends on expanding our business into new geographic markets and attracting customers in countries other than the United States. We anticipate continuing to expand our operations worldwide and have made, and will continue to make, substantial investments and incur substantial costs as we enter new geographic markets. This includes investments in data centers, cloud-based infrastructure and applications and other information technology investments, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the costs of these investments. In addition, these investments may be more expensive than we initially anticipated. If our investments are greater than we initially anticipate or if our customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adversely affected.
Risks associated with operating in Argentina could have an impact on our results of operations.

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of April 30, 2021, we had a total of 282 employees located in Argentina, of which 256 were engaged in research and development and SaaS operations activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

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

Laws and regulations relating to data processing and data protection are particularly stringent in Europe and Asia, and in the financial services and healthcare industries, among others. Numerous foreign countries and governmental bodies, including the European Union (EU), and its member states, have laws and regulations concerning the collection and processing of personal data obtained from individuals located in their jurisdictions, which often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, security and other processing of data that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, data such as IP addresses and other online identifiers.

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

Additionally, although we participate in and have certified our compliance with the European Union (EU)-
U.S. and Swiss-U.S. Privacy Shield Framework with respect to personal data that we collect, which is subject to the investigatory and enforcement powers of the U.S. Federal Trade Commission, and have historically relied upon the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks, and certain standard contractual clauses approved by the EU Commission (the SCCs), with regard to our transfer of certain personal data from the EU and Switzerland to the United States, both the EU-U.S. Privacy Shield Framework and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the European Union (CJEU), Europe's highest court, held in the Schrems II case that the EU-U.S. Privacy Shield Framework was invalid, and imposed additional obligations in connection with use of the SCCs. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield Framework adequate for the purposes of personal data transfers from Switzerland to the U.S. We are assessing the impacts of the Schrems II decision in light of current and anticipated guidance from regulators. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the EU and Switzerland to the U.S., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to cross-border data transfers and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We and our customers may face a risk of enforcement actions relating to personal data transfers, and we may experience hesitancy, reluctance or refusal by European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to cross-border data transfer.

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
Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Taxing authorities in certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.
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
Unanticipated changes in our tax rates could affect our future results of operations. Our tax expense could also be impacted by changes in, or interpretations of, tax rules and regulations regarding non-deductible expenses, excess tax benefits of equity-based compensation, the applicability of withholding taxes and the impact of changes in the evaluation of tax positions we have taken in prior tax periods. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, or by changes in the valuation of our deferred tax assets and liabilities. Additionally, the Organization for Economic Co-Operation and Development

(OECD) has released guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as countries adopt the OECD’s guidance.
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
Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Internal Revenue Code (the Code) (or applicable state tax laws). Furthermore, our ability to utilize NOLs and other tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and R&D tax credits by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and R&D tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California, and other states may enact legislation as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and R&D tax credits, whether or not we attain profitability.
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
In September 2020, we issued a $575.0 million aggregate principal amount of convertible senior notes (the Notes) in a private placement to qualified institutional buyers. See "Note 9: Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further information on our outstanding debt obligations. As of April 30, 2021, we had $575.0 million of indebtedness for borrowed money outstanding.
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
Further, the LIBOR is expected to be fully phased out as a benchmark by June 2023. If new methods of calculating LIBOR are established or if other benchmark rates used to price indebtedness or investments are established, the terms of any existing or future indebtedness or investments may be negatively impacted, resulting in increased interest expense or lower than expected interest income.
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

We have funded our operations since inception primarily through subscription payments by our customers for use of our platform, equity and debt financings, finance lease arrangements and loans for equipment. For example, in September 2020, we issued $575.0 million aggregate principal amount of convertible senior notes (Notes). We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or unforeseen circumstances.

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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
Additionally, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting and may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our common stock.
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

Our directors, executive officers and holders of 5% or more of our common stock beneficially own approximately 41.4% of our common stock and are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 41.4% of the shares of our outstanding common stock, based on the number of shares outstanding as of April 30, 2021. Further, entities affiliated with Sequoia Capital, collectively, are currently our largest stockholder and hold approximately 28.1% of the total voting power of our capital stock based on the number of shares outstanding as of April 30, 2021. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, will be able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3. DEFAULTS UPON SENIOR SECURITIES

None.
Item 4. MINE SAFETY DISCLOSURES

None.
Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS
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
† The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medallia, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDALLIA, INC.

Date: June 4, 2021	By:	/s/ Leslie J. Stretch
Leslie J. Stretch
President and Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2021		/s/ Roxanne M. Oulman
Roxanne M. Oulman
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)