Form 10-Q
period 2021-07-31
Medallia, Inc.
filed 2021-09-03
CIK 1540184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)_______________________________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 20, 2021, 160,956,790 shares of the registrant's common stock, $0.001 par value, were outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and exhibits thereto, contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our proposed acquisition by entities affiliated with Thoma Bravo, L.P. (Thoma Bravo);
•our expectations regarding the timing and completion of the proposed acquisition by entities affiliated with Thoma Bravo;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors related to the COVID-19 pandemic, our proposed acquisition by entities affiliated with Thoma Bravo, and those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Item 1.     FINANCIAL STATEMENTS
Medallia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$257,051	$428,328
Marketable securities	250,528	254,061
Trade and other receivables, net	126,764	181,431
Deferred commissions, current	35,509	31,107
Prepaid expenses and other current assets	32,732	23,835
Total current assets	702,584	918,762
Property and equipment, net	40,903	40,668
Operating lease right-of-use assets	34,721	39,050
Deferred commissions, noncurrent	75,934	68,929
Goodwill	410,453	262,942
Intangible assets, net	77,575	60,623
Other noncurrent assets	16,683	10,675
Total assets	$1,358,853	$1,401,649
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,756	$11,904
Accrued expenses and other current liabilities	50,730	39,756
Accrued compensation	49,861	42,292
Deferred revenue, current	262,794	293,231
Total current liabilities	381,141	387,183
Convertible senior notes, net	561,105	448,064
Deferred revenue, noncurrent	1,514	1,396
Lease liability, noncurrent	43,181	47,631
Other liabilities	15,182	9,134
Total liabilities	1,002,123	893,408
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized as of July 31, 2021 and January 31, 2021; 160,601,679 shares and 154,995,819 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	153	150
Additional paid-in capital	1,094,280	1,136,534
Accumulated other comprehensive income (loss)	(440)	1,186
Accumulated deficit	(737,263)	(629,629)
Total stockholders' equity	356,730	508,241
Total liabilities and stockholders' equity	$1,358,853	$1,401,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$117,392	$92,831	$223,463	$181,823
Professional services	26,716	22,694	52,019	46,393
Total revenue	144,108	115,525	275,482	228,216
Cost of revenue:
Subscription	27,592	19,130	51,748	36,474
Professional services	26,931	22,042	50,473	44,261
Total cost of revenue	54,523	41,172	102,221	80,735
Gross profit	89,585	74,353	173,261	147,481
Operating expenses:
Research and development	35,363	27,790	66,000	60,169
Sales and marketing	80,150	51,942	153,130	103,957
General and administrative	33,909	29,137	64,022	50,635
Total operating expenses	149,422	108,869	283,152	214,761
Loss from operations	(59,837)	(34,516)	(109,891)	(67,280)
Other income (expense), net	(1,716)	(448)	(3,309)	(273)
Loss before provision for income taxes	(61,553)	(34,964)	(113,200)	(67,553)
Provision for income taxes	937	234	1,711	174
Net loss	$(62,490)	$(35,198)	$(114,911)	$(67,727)

Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.25)	$(0.73)	$(0.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	159,068	142,479	157,738	139,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(62,490)	$(35,198)	$(114,911)	$(67,727)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(2,215)	1,948	(1,613)	(583)
Change in unrealized loss on marketable securities	(6)	(15)	(6)	(12)
Change in unrealized gain (loss) on cash flow hedges	482	(547)	(7)	(770)
Other comprehensive income (loss)	(1,739)	1,386	(1,626)	(1,365)
Comprehensive loss	$(64,229)	$(33,812)	$(116,537)	$(69,092)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Operating activities
Net loss	$(114,911)	$(67,727)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,430	11,790
Amortization of deferred commissions	16,724	12,433
Non-cash lease expense	5,450	6,219
Stock-based compensation expense	53,298	56,438
Lease exit costs	—	8,392
Amortization of debt issuance costs	1,656	—
Other	6,196	2,099
Changes in assets and liabilities:
Trade and other receivables	58,775	63,310
Deferred commissions	(28,130)	(19,983)
Prepaid expenses and other current assets	(8,247)	196
Other noncurrent assets	(1,172)	(1,404)
Accounts payable	4,193	(2,912)
Deferred revenue	(39,002)	(57,766)
Accrued expenses and other current liabilities	9,577	(7,001)
Other noncurrent liabilities	(2,628)	(393)
Net cash (used in) provided by operating activities	(16,791)	3,691
Investing activities
Purchases of property, equipment and other	(12,844)	(9,774)
Purchase of marketable securities	(153,773)	(139,196)
Maturities of marketable securities	152,900	133,473
Proceeds from sale of marketable securities	3,500	1,100
Acquisitions, net of cash acquired	(163,762)	(80,372)
Net cash used in investing activities	(173,979)	(94,769)
Financing activities
Proceeds from revolving line of credit	—	43,000
Proceeds from exercise of stock options	14,802	41,032
Proceeds from share purchase plan	7,953	10,267
Principal payments on financing leases	(3,184)	(2,117)
Repayment of debt assumed in acquisitions and other	(200)	(2,139)
Net cash provided by financing activities	19,371	90,043
Effect of exchange rate changes on cash and cash equivalents	122	(49)
Net decrease in cash and cash equivalents	(171,277)	(1,084)
Cash and cash equivalents at beginning of period	428,328	226,866
Cash and cash equivalents at end of period	$257,051	$225,782
Supplemental disclosures of cash flow information
Cash paid for interest	$723	$652
Cash paid for income taxes	$1,759	$656
Noncash investing and financing activities
Other receivables related to stock option exercises	$386	$1
Accrued unpaid capital expenditures	$3,877	$2,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medallia, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at April 30, 2021	158,035,275	$151	$1,057,084	$1,299	$(674,773)	$383,761
Exercise of employee stock options	1,350,546	2	7,499	—	—	7,501
Release of restricted stock units	1,215,858	—	—	—	—	—
Stock-based compensation	—	—	29,697	—	—	29,697
Other comprehensive loss	—	—	—	(1,739)	—	(1,739)
Net loss	—	—	—	—	(62,490)	(62,490)
Balance at July 31, 2021	160,601,679	$153	$1,094,280	$(440)	$(737,263)	$356,730

	Three Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at April 30, 2020	139,794,418	$139	$939,841	$(2,957)	$(513,502)	$423,521
Exercise of employee stock options	4,668,851	3	21,757	—	—	21,760
Release of restricted stock units	1,091,082	—	—	—	—	—
Stock-based compensation	—	—	24,634	—	—	24,634
Other comprehensive income	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	(35,198)	(35,198)
Balance at July 31, 2020	145,554,351	$142	$986,232	$(1,571)	$(548,700)	$436,103

Medallia, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2021	154,995,819	$150	$1,136,534	$1,186	$(629,629)	$508,241
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	(118,662)	—	7,277	(111,385)
Exercise of employee stock options	2,889,315	3	15,157	—	—	15,160
Release of restricted stock units	2,375,494	—	—	—	—	—
Issuance of shares from share purchase plan	341,051	—	7,953	—	—	7,953
Stock-based compensation	—	—	53,298	—	—	53,298
Other comprehensive loss	—	—	—	(1,626)	—	(1,626)
Net loss	—	—	—	—	(114,911)	(114,911)
Balance at July 31, 2021	160,601,679	$153	$1,094,280	$(440)	$(737,263)	$356,730

	Six Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2020	132,346,402	$132	$878,843	$(206)	$(480,973)	$397,796
Exercise of employee stock options	9,853,483	9	40,685	—	—	40,694
Release of restricted stock units	2,762,734	—	—	—	—	—
Issuance of shares from share purchase plan	591,732	1	10,266	—	—	10,267
Stock-based compensation	—	—	56,438	—	—	56,438
Other comprehensive loss	—	—	—	(1,365)	—	(1,365)
Net loss	—	—	—	—	(67,727)	(67,727)
Balance at July 31, 2020	145,554,351	$142	$986,232	$(1,571)	$(548,700)	$436,103

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
Merger Agreement
On July 25, 2021, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Project Metal Parent, LLC (Parent) and Project Metal Merger Sub, Inc. (Merger Sub), providing for the Company’s acquisition in an all cash transaction valued at $6.4 billion (the Merger). Parent and Merger Sub are affiliates of Thoma Bravo.

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (except for certain shares specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $34.00 per share, without interest.

Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) approval of the Merger Agreement by our stockholders; (ii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (3) the expiration or termination of the waiting period under the United States Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. The Merger is expected to close in calendar year 2021. Upon consummation of the Merger, the Company’s common stock will no longer be listed on any public market.
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

The Company's fiscal year ends on January 31. References to fiscal year 2022, for example, refer to the fiscal year ending January 31, 2022.
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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Trade and Other Receivables and Allowance for Credit Losses

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit losses. The Company assess the allowance for credit losses on trade receivables by taking into consideration forecasts of future economic conditions, information about past events, such as its historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses on trade receivables is recorded in general and administrative expenses on the Company's unaudited condensed consolidated statements of operations. Other receivables represent unbilled receivables related to subscription and professional services contracts.

As of July 31, 2021 and January 31, 2021, the allowance for credit losses was $4.1 million and $4.0 million, respectively.

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
The Company does not require collateral for trade receivables. No customer accounted for 10% or more of total revenues for the three and six months ended July 31, 2021 and 2020. One customer accounted for 10% or more of trade and other receivables, net as of July 31, 2021 and no customer accounted for 10% or more of trade and other receivables, net as of July 31, 2020.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Impact of Recently Adopted Accounting Pronouncements
In August 2020 the Financial Accounting Standards Board (FASB) issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. Effective February 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in an increase to accumulated deficit of $7.3 million, a decrease to additional paid-in capital of $118.7 million, and an increase to convertible senior notes, net of issuance costs of $111.4 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. The Company uses the if-converted method to calculate diluted EPS. If the Company makes an irrevocable election to settle the principal of the convertible senior notes in cash and the excess conversion spread in shares, the if-converted method will result in a reduced number of shares issued to reflect only the excess conversion. Since the Company had a net loss for the three and six months ended July 31, 2021, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.
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
Contract Balances and Remaining Performance Obligations
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, typically for multi-year arrangements. Total contract assets were $5.8 million and $3.5 million as of July 31, 2021 and January 31, 2021, respectively. These balances are included within trade and other receivables, net, on the unaudited condensed consolidated balance sheets.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of services being provided, primarily related to its subscription services. The Company recognized revenue of $107.2 million and $180.3 million during the three and six months ended July 31, 2021, respectively and $91.6 million and $170.7 million during the three and six months ended July 31, 2020, respectively, that were included in the deferred revenue balances at the beginning of the respective periods.
The Company applied a practicable expedient allowing it not to disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected duration of one year or less, which includes certain professional service contracts.
Remaining performance obligations represent contracted revenue that has not yet been recognized, and include deferred revenue, and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2021, the Company's remaining performance obligations were $819.5 million, approximately 52% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2021, the Company's remaining performance obligations were $800.1 million, approximately 49% of which it expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue by Geographic Region
The following table sets forth revenue by geographic region based on the billing address of the customers' parent for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
North America	$108,988	$88,506	$209,544	$175,432
EMEA	23,792	17,286	44,054	34,227
Other (1)	11,328	9,733	21,884	18,557
Total	$144,108	$115,525	$275,482	$228,216
(1) Other includes Asia Pacific and Latin America

The United States comprised 72% of the Company's revenue during each of the three and six months ended July 31, 2021, and 73% during each of the three and six months ended July 31, 2020. No other country comprised 10% or greater of the Company's revenue during each of the three and six months ended July 31, 2021 and 2020.
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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables represent the fair value of assets and liabilities measured at fair value on a recurring basis using the above hierarchy (in thousands):

	July 31, 2021				January 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$179,836	$—	$—	$179,836	$265,945	$—	$—	$265,945
Commercial paper	—	5,000	—	5,000	—	18,997	—	18,997
U.S. government and agency securities	—	—	—	—	—	24,999	—	24,999
Total cash equivalents	179,836	5,000	—	184,836	265,945	43,996	—	309,941
Marketable securities:
Corporate notes and bonds	—	61,860	—	61,860	—	45,057	—	45,057
Commercial paper	—	79,945	—	79,945	—	42,472	—	42,472
U.S. government and agency securities	—	108,723	—	108,723	—	166,532	—	166,532
Total marketable securities	—	250,528	—	250,528	—	254,061	—	254,061
Derivative assets	—	2,203	—	2,203	—	1,027	—	1,027
Total assets measured at fair value	$179,836	$257,731	$—	$437,567	$265,945	$299,084	$—	$565,029
Liabilities:
Derivative liabilities	$—	$502	$—	$502	$—	$1,965	$—	$1,965
Total liabilities measured at fair value	$—	$502	$—	$502	$—	$1,965	$—	$1,965
Convertible Senior Notes
In September 2020 the Company issued $575.0 million aggregate principal amount 0.125% convertible senior notes due 2025 as described in Note 9, Debt. As of July 31, 2021, the fair value of these Notes was approximately $613.8 million. The fair value was determined based on the quoted price for the Notes in an over-the-counter market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
4. Cash Equivalents and Marketable Securities
As of July 31, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$179,836	$—	$—	$179,836
Corporate notes and bonds	61,864	—	(4)	61,860
Commercial paper	84,945	—	—	84,945
U.S. government and agency securities	108,699	24	—	108,723
Total	$435,344	$24	$(4)	$435,364
Included in cash and cash equivalents	$184,836	$—	$—	$184,836
Included in marketable securities	$250,508	$24	$(4)	$250,528

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$265,945	$—	$—	$265,945
Corporate notes and bonds	45,059	—	(2)	45,057
Commercial paper	61,469	—	—	61,469
U.S. government and agency securities	191,504	27	—	191,531
Total	$563,977	$27	$(2)	$564,002
Included in cash and cash equivalents	$309,941	$—	$—	$309,941
Included in marketable securities	$254,036	$27	$(2)	$254,061
As of July 31, 2021 and January 31, 2021, marketable securities generally had a stated maturity date of less than one year. The unrealized losses associated with the Company's debt securities were immaterial as of July 31, 2021, and January 31, 2021, and the Company did not recognize any credit losses related to its debt securities during the three and six months ended July 31, 2021 or 2020.
5. Derivative Instruments
Cash Flow Hedges
As of July 31, 2021 and January 31, 2021, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $21.9 million and $13.7 million, respectively. All contracts have maturities not greater than 13 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the three months ended July 31, 2021 and 2020, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges

As of July 31, 2021 and January 31, 2021, the Company had outstanding forward contracts not designated as hedges with total notional values of $30.0 million and $45.4 million, respectively. All contracts have maturities not greater than 13 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	July 31, 2021	January 31, 2021
Derivative assets (recorded in prepaid expenses and other current assets):
Foreign currency forward contracts designated as cash flow hedges	$601	$713
Foreign currency forward contracts not designated as hedges	1,602	314
Derivative liabilities (recorded in accrued expenses and other current liabilities):
Foreign currency forward contracts designated as cash flow hedges	$409	$919
Foreign currency forward contracts not designated as hedges	93	1,046

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Unaudited Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss (OCI) Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2021	2020	2021	2020
Gains (losses) recognized in OCI	Change in unrealized gains (losses) on cash flow hedges, net of tax	$810	$(748)	$909	$(676)
Gains reclassified from OCI into income	Revenues	(46)	161	(36)	291
Gains (losses) reclassified from OCI into income	General and administrative	375	(363)	953	(199)
Losses recognized in income	Other income (expense), net	4	(9)	10	(58)
Of the gains (losses) recognized in OCI for the foreign currency forward contracts designated as cash flow hedges as of July 31, 2021, $0.7 million is expected to be reclassified out of OCI within the next 12 months.
Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
Derivative Type		2021	2020	2021	2020
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$804	$(1,784)	$635	$(1,117)
As of July 31, 2021, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Unaudited Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$45	$—	$45	$(11)	$—	$34
Counterparty B	2,158	—	2,158	(491)	—	1,667
Total	$2,203	$—	$2,203	$(502)	$—	$1,701

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Unaudited Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$11	$—	$11	$(11)	$—	$—
Counterparty B	491	—	491	(491)	—	—
Total	$502	$—	$502	$(502)	$—	$—

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2021, information related to offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts of Assets in the Unaudited Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,027	—	1,027	(1,027)	—	—
Total	$1,027	$—	$1,027	$(1,027)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts of Liabilities in the Unaudited Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,965	—	1,965	(1,027)	—	938
Total	$1,965	$—	$1,965	$(1,027)	$—	$938
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
The Company is in the process of settling working capital adjustments for Decibel, Sense360 and Stella Connect, and therefore the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein.
The following table summarizes the purchase consideration, net of cash acquired, and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration, Net of Cash Acquired	Net Liabilities Assumed	Identifiable Intangible Assets	Goodwill
Decibel	$153,960	$(9,709)	$25,200	$138,469
CheckMarket	11,848	(1,486)	2,550	10,784
Sense360	45,273	(351)	10,500	35,124
Stella Connect	98,822	(3,478)	20,800	81,500
Voci	55,285	(1,385)	12,600	44,070
LivingLens	25,894	(715)	5,700	20,909
The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Developed Technology	Customer Relationships	Other(1)
Decibel	$17,000	$7,300	$900
CheckMarket	1,300	1,200	50
Sense360	5,000	5,200	300
Stella Connect	9,400	10,000	1,400
Voci	7,700	4,600	300
LivingLens	3,100	2,200	400
(1) Other includes trademarks and backlog.
The useful lives of developed technology, customer relationships and other are five years, five years and one to five years, respectively.
The financial results for the above acquisitions are included in the Company's unaudited condensed consolidated financial statements from the date of acquisition through July 31, 2021.
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

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Goodwill and Intangible Assets, Net
Goodwill represents the excess of the purchase price in a business combination of the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. The changes in goodwill are as follows (in thousands):

Balance as of January 31, 2020	$79,324
Acquisitions	181,603
Foreign currency exchange	2,015
Balance as of January 31, 2021	262,942
Acquisitions	149,253
Foreign currency exchange	(1,742)
Balance as of July 31, 2021	$410,453
The changes in intangible assets for fiscal year 2022 and the net book value of intangible assets as of July 31, 2021 and January 31, 2021 were as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 31, 2021	Identifiable Intangible Assets Acquired(1)	July 31, 2021	January 31, 2021	Amortization Expense	July 31, 2021	January 31, 2021	July 31, 2021	Weighted Average Remaining Useful Life (years)
Developed technology	$44,191	$18,090	$62,281	$(9,906)	$(5,641)	$(15,547)	$34,285	$46,734	4.0
Customer relationships	27,485	8,396	35,881	(3,747)	(3,412)	(7,159)	23,738	28,722	4.1
Other(2)	3,761	941	4,702	(1,161)	(1,422)	(2,583)	2,600	2,119	2.3
	$75,437	$27,427	$102,864	$(14,814)	$(10,475)	$(25,289)	$60,623	$77,575	4.0
(1) Amounts also include any changes in intangible asset balances for the periods presented that resulted from foreign currency translation.
(2) Other includes trademarks and backlog.
The changes in intangible assets for fiscal year 2021 and the net book value of intangible assets as of January 31, 2021 and January 31, 2020 were as follows (in thousands, except years):

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
The total amortization expense for intangible assets was $5.6 million and $10.5 million for the three and six months ended July 31, 2021 and was $2.1 million and $3.5 million for the three and six months ended July 31, 2020, respectively.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Future amortization expense related to the intangible assets is as follows (in thousands):

Year Ending January 31:
Remainder of 2022	$10,486
2023	19,777
2024	19,673
2025	17,470
2026	9,591
Thereafter	578
Total	$77,575
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
Commissions earned and capitalized during the three and six months ended July 31, 2021 were $18.3 million and $28.1 million, respectively, and during the three and six months ended July 31, 2020 were $15.5 million and $19.7 million, respectively. Amortization expense for deferred commissions during the three and six months ended July 31, 2021 were $8.8 million and $16.7 million, respectively and for the three and six months ended July 31, 2020 were $6.3 million and $12.3 million, respectively.
Property and Equipment, Net
The table below summarizes property and equipment which consists of the following (in thousands):

	July 31, 2021	January 31, 2021
Computer equipment and software	$83,960	$77,257
Furniture, fixtures and equipment	990	1,018
Leasehold improvements	6,250	5,651
Finance leases, right-of-use assets	20,897	17,750
Construction-in-progress	1,774	2,538
Total property and equipment, gross	113,871	104,214
Less accumulated depreciation and amortization	(72,968)	(63,546)
Property and equipment, net	$40,903	$40,668
Depreciation and amortization expense during the three and six months ended July 31, 2021 totaled $5.6 million and $10.7 million, respectively, and during the three and six months ended July 31, 2020 totaled $4.2 million and $8.2 million, respectively. This depreciation and amortization includes amortization of assets recorded under finance leases of $1.6 million and $3.0 million for the three and six months ended July 31, 2021, respectively, and $1.0 million and $1.9 million for the three and six months ended July 31, 2020, respectively.
Property and equipment located outside the U.S. was $13.3 million and $15.7 million as of July 31, 2021 and January 31, 2021, respectively.

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
The table below summarizes accrued expenses and other current liabilities which consists of the following (in thousands):

	July 31, 2021	January 31, 2021
Finance lease liability, current	$4,965	$5,349
Operating lease liability, current	10,023	10,628
Federal, state and local taxes	7,368	6,801
Indemnity holdback related to acquisitions	4,460	1,748
Professional services accrual related to the Merger	9,265	—
Other	14,649	15,230
Accrued expenses and other current liabilities	$50,730	$39,756
Accrued Compensation
The table below summarizes accrued compensation which consists of the following (in thousands):

	July 31, 2021	January 31, 2021
Accrued salaries and bonus	$7,145	$7,856
Accrued commissions	13,757	14,125
Accrued vacation	5,983	4,425
Employee stock purchase plan	6,425	6,389
Payroll taxes	16,551	9,497
Accrued compensation	$49,861	$42,292
9. Debt
Convertible Senior Notes
In September 2020, the Company issued 0.125% convertible senior notes (Notes) due September 15, 2025, for an aggregate principal amount of $575.0 million in a private placement to qualified institutional buyers. The Notes are senior unsecured obligations and interest is payable in cash in arrears at a fixed rate of 0.125% on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes will mature on September 15, 2025, unless repurchased, redeemed, or converted pursuant to the terms of the Notes. As described below, at the effective time of the Merger, holders of the Notes can require us (the surviving entity following the Merger) to repurchase their Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued interest. Holders may also elect to surrender their Notes for conversion upon effectiveness of the Merger.
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
•upon the Company’s notice that it is redeeming any Notes, the Notes the Company calls for redemption (or, at the Company’s election, all outstanding Notes) may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, including the Merger, as described in the Indenture.
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
Holders of the Notes who convert their Notes in connection with such make-whole fundamental change (as defined in the Indenture), including in connection with the Merger, or during the relevant redemption period (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, upon the occurrence of a fundamental change (as defined in the Indenture), including the Merger, prior to the maturity date, subject to certain conditions, holders of the Notes may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the Indenture).
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
As of July 31, 2021, the Notes are classified as noncurrent in the unaudited condensed consolidated balance sheets since the criteria for conversion was not met.
The net carrying amount of the Notes recorded in convertible senior notes, net in the unaudited condensed consolidated balance sheets was as follows (in thousands):

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

July 31, 2021
Principal	$575,000
Unamortized issuance costs	(13,895)
Net carrying amount of the liability component	$561,105
The following table sets forth the interest expense related to the Notes recognized in other income (expense), net on the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31, 2021	Six Months Ended July 31, 2021
Contractual interest expense	$180	$360
Amortization of issuance costs	829	1,656
Total interest expense related to the Notes	$1,009	$2,016
Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the Capped Calls) with respect to its common stock at a cost of approximately $61.9 million. The Capped Calls each have an initial strike price of approximately $39.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.6 million shares of the Company’s common stock. The Capped Calls were purchased in order to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the Notes, subject to a cap of $58.30 per share and certain adjustments. The Capped Calls settle in components with the last component scheduled to expire on September 11, 2025 and are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; such as the Merger, a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, failures to deliver, insolvency filings, and hedging disruptions.
The Capped Calls are separate transactions and are not part of the terms of the Notes. The $61.9 million paid for the Capped Calls was included as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets because they are not designated as separate derivative financial instruments.
Wells Fargo Bank Credit Facility
On September 4, 2020, the Company entered into the Wells Fargo Bank, National Association (Wells Fargo) credit facility to provide for a senior secured revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at the Company’s option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. The Company is required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit. As of July 31, 2021, no amounts were outstanding on this credit facility.
As of July 31, 2021, $50.0 million was available for borrowing under the revolving line of credit. As of July 31, 2021, the Company was in compliance with the financial covenants contained in the revolving line of credit.
Silicon Valley Bank Credit Facility
The Company maintained a revolving line of credit that matured in September 2020, and provided for aggregate borrowings of up to $50.0 million. On September 4, 2020, the Company paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. The Company

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

continues to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.9 million outstanding as of July 31, 2021.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Operating lease costs	$2,462	$3,014	$5,251	$5,846
Finance lease costs:
Amortization of assets	$1,555	$968	$3,047	$1,935
Interest on lease liabilities	134	127	274	271
	$1,689	$1,095	$3,321	$2,206
Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Six Months Ended July 31,
	2021	2020
Operating leases:
Cash paid for operating lease liabilities	$6,310	$4,428
Right-of-use assets obtained in exchange for lease obligations	—	19,342
Finance leases:
Finance leases obtained for equipment	$3,818	$3,954
Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	July 31, 2021	January 31, 2021
Operating lease liabilities reported as:
Accrued expenses and current liabilities	$10,023	$10,628
Lease liability, noncurrent	43,181	47,631
Total operating lease liabilities	$53,204	$58,259
Weighted average remaining lease term (in years)	5.3	5.5
Weighted average discount rate	4.8%	4.8%

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental balance sheet information related to finance leases was as follows (in thousands, except lease term and discount rate):

	July 31, 2021	January 31, 2021
Finance lease liabilities reported as:
Accrued expenses and current liabilities	$4,965	$5,349
Other liabilities	5,989	5,004
Total finance lease liabilities	$10,954	$10,353
Weighted average remaining lease term (in years)	2.5	2.3
Weighted average discount rate	5.3%	5.5%
Future minimum lease payments under operating leases and finance leases as of July 31, 2021 are presented in the table below (in thousands):

	Operating leases	Finance leases
Year Ending January 31,
Remainder of 2022	$5,729	$3,035
2023	11,928	3,858
2024	11,727	3,120
2025	10,857	1,674
2026	8,952	23
Thereafter	11,670	—
Total future lease payments	60,863	11,710
Less interest payments	(7,659)	(756)
Total present value of minimum lease payments	$53,204	$10,954
11. Commitments and Contingencies
Purchase obligations

The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $30.1 million as of July 31, 2021, of which $6.0 million, $8.3 million, $10.4 million and $5.4 million are expected to be settled during fiscal years 2022, 2023, 2024 and 2025, respectively.
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
Income tax expense increased by $0.7 million during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. This was primarily attributed to excess tax benefits from stock-based compensation deductions in the United Kingdom and the tax benefit realized from the acquisition of Voci during the comparative three months ended July 31, 2020. During the six months ended July 31, 2021, income tax expense increased by $1.5 million, as compared to the six months ended July 31, 2020, primarily due to excess tax benefits from stock-based compensation deductions in the United Kingdom and the tax benefit realized from the acquisition of Voci during the comparative six months ended July 31, 2020.
13. Equity Incentive Plans
The Equity Incentive Plan activity is as follows:

	Six Months Ended July 31,
	2021	2020
Opening balance	26,700,713	23,050,732
Shares authorized (1)	7,749,791	6,617,320
RSUs granted	(3,734,490)	(3,491,910)
Cancelled shares	1,066,633	944,366
Ending balance	31,782,647	27,120,508
(1) Reflects an automatic increase to the number of shares of common stock reserved for issuance pursuant to future awards under the 2019 Equity Incentive Plan (the 2019 Plan) This annual increase is provided for in the 2019 Plan.
The stock-based compensation expense by line item in the consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of subscription revenue	$1,105	$946	$1,959	$1,855
Cost of professional services revenue	3,282	2,719	5,500	5,402
Research and development expense	5,944	4,746	10,374	16,219
Sales and marketing expense	11,945	8,745	21,526	18,081
General and administrative expense	7,421	7,478	13,939	14,881
Total stock-based compensation	$29,697	$24,634	$53,298	$56,438

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units Activity
The following table summarizes restricted stock units activity:

	Restricted Stock Units		Performance Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 31, 2021	7,753,348	$20.61	1,048,453	$19.79
Stock units granted	3,487,986	29.74	246,504	29.76
Stock units vested	(2,375,494)	19.32	—	—
Stock units cancelled and expired	(686,810)	25.06	(121,960)	25.13
Balance as of July 31, 2021	8,179,030	$24.50	1,172,997	$18.57
As of July 31, 2021, total unrecognized compensation expense related to the RSUs was $177.2 million and will be recognized over a weighted-average remaining period of 2.2 years. Certain RSUs, in addition to the satisfaction of the service-based performance vesting conditions, also require the fulfillment of performance vesting conditions which include subscription revenue growth targets and a combination of subscription revenue growth and operating margin targets.
Option Activity
The following table summarizes the stock option activity:

	Options Outstanding
	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2021	24,337,528	$5.98	6.85	$864,527
Options exercised	(2,889,315)	5.25		82,698
Options cancelled or expired	(257,863)	6.55
Balance as of July 31, 2021	21,190,350	$6.07	6.50	$589,100
Exercisable as of July 31, 2021	16,201,529	$5.91	6.30	$453,026
The grant date fair value of stock options vested during the six months ended July 31, 2021 and 2020 was $7.0 million and $12.7 million, respectively. As of July 31, 2021, total unrecognized compensation expense related to stock options was $13.9 million, which is expected to be recognized over a weighted-average remaining recognition period of 1.1 years.
Employee Stock Purchase Plan

The fair value of each Employee Stock Purchase Plan (ESPP) share is estimated on the enrollment date of the offering period using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table:

July 31, 2021
Risk-free interest rate	0.1%
Expected volatility	64%
Expected term (in years)	0.5
Expected dividend rate	—

Medallia, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of stock purchase rights to be granted under the ESPP during the six-month period from March 16, 2021 to September 15, 2021 was $9.62 per share. As of July 31, 2021 the Company had $0.6 million of unrecognized compensation expense related to ESPP subscriptions that will be recognized over 0.1 years.
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(62,490)	$(35,198)	$(114,911)	$(67,727)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	159,068	142,479	157,738	139,272
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.25)	$(0.73)	$(0.49)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Stock options	21,190	31,512	21,190	31,512
Restricted stock units	9,352	10,200	9,352	10,200
ESPP	342	513	342	513
Convertible senior notes (if-converted)	14,611	—	14,611	—
Total	45,495	42,225	45,495	42,225

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

Our platform captures and analyzes over 7.5 billion experiences annually. Our products have high adoption rates and are used extensively from the front line to the C-Suite; over 35% of our customers have more than 1,000 employees using our platform. Our platform is deeply embedded in an enterprise’s tech stack, with enterprises integrating Medallia with more than 25 other business applications. We believe this is significantly higher adoption than other experience management solutions available in the market.

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

In December 2019 a novel strain of Coronavirus disease (COVID-19) was reported and in March 2020 the World Health Organization (WHO) characterized the COVID-19 as a pandemic. The COVID-19 pandemic has impacted our business, and its full impact is still uncertain and may continue to negatively affect our subscription bookings and results of operations in future periods. The extent to which the COVID-19 pandemic may impact our future financial condition or results of operations remains uncertain. Also, we may experience curtailed customer demand for our platform, reduced customer spending or contract duration or lengthened payment terms that could materially adversely impact our business, results of operations and overall financial performance in future periods. While our subscription revenue is relatively predictable, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods.

The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration, spread or resurgence of the outbreak; government responses to the pandemic; impact on our customers' and our sales cycles; impact on our customer, industry or employee events; extent of delays in hiring and onboarding new employees; how quickly and to what extent normal economic and operating activities can resume; speed of rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; and effect on our partners and vendors, all of which are uncertain and difficult to predict. In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters), mandated our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our customer, industry, analyst, investor, and employee events, including our Medallia Experience conference, to virtual-only, and we may similarly alter, postpone or cancel events in the future. These changes remained in effect in the first and second quarters of fiscal year 2022 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the impact and possible continued impact of the COVID-19 pandemic on our business.
Pending Merger
On July 25, 2021, we entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement provides for our acquisition by entities affiliated with Thoma Bravo in an all cash transaction valued at $6.4 billion.
Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (except for certain shares specified in the Merger Agreement) will be canceled and automatically converted into the right to receive cash in an amount equal to $34.00 per share, without interest.
Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) approval of the Merger Agreement by our stockholders; (ii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (3) the expiration or termination of the waiting period under the United States Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. A special meeting of the Company’s stockholders to consider and vote on the proposal to adopt the Merger Agreement will take place subsequent to the expiration of the “go-shop” period, which expires on September 4, 2021. The Merger is expected to close in calendar year 2021. Upon consummation of the Merger, our common stock will no longer be listed on any public market.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customers
We measure and track the number of customers, and we believe the number of customers is useful information to investors, because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. We define the number of customers at the end of any particular period as the number of customers with active annual subscription agreements that run through the current or future period. In situations where a customer has multiple subsidiaries or divisions, each entity that is invoiced as a separate entity is treated as a separate customer. As of July 31, 2021 and 2020, we had 1,340 and 839 enterprise customers, respectively. If we count as a single enterprise customer, all subsidiaries and divisions of a single parent, then as of July 31, 2021 and 2020, we had 984 and 590 enterprise customers, respectively.
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
The following table sets forth our subscription billings and growth rate, and provides a reconciliation of subscription revenue to subscription billings, for the periods presented:

	Trailing Twelve Months Ended July 31,
	2021	2020

	(in thousands, except percentages)
Subscription revenue	$424,214	$347,731
Increase in subscription deferred revenue	52,712	34,450
(Increase) in contract assets	(4,885)	(2,448)
Subscription billings	$472,041	$379,733
Subscription billings growth rate	24%	20%
Our use of subscription billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Subscription billings are recognized when invoiced, while the related subscription revenue is recognized ratably over the subscription term. For the second quarter of fiscal year 2022, our trailing 12-month subscription billings growth rate was 24%. There are a wide variety of factors that influence this metric. For example, due to the COVID-19 pandemic, we have modified subscription terms, flexible payment or invoicing terms in exchange for extensions of existing contracts for certain customers hardest hit by the pandemic. Therefore, fluctuations in billings should not be taken as an indication of changes in future revenue. Also, other companies, including companies in our industry, may not use subscription billings, may calculate subscription billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of subscription billings as a comparative measure.
Dollar-based Net Revenue Retention
We use a dollar-based net revenue retention rate to measure our ability to retain and expand business generated from our existing customers. Our dollar-based net revenue retention rate compares our subscription revenue from the same set of customers across comparable periods, calculated on a trailing twelve-month basis. We focus on a dollar-based net revenue retention rate metric, and we believe it is useful information to investors, because it captures the full impact on revenue of customers expanding, decreasing or ending their subscriptions. Our dollar-based net revenue retention rate as of July 31, 2021 and 2020 was 112% and 117% respectively, on a trailing twelve-month basis.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses including stock-based compensation expense, travel expense and overhead costs, and facility costs and outside services. General and administrative expenses also include restructuring costs from subleasing of certain of our office spaces. We expect to incur additional general and administrative expenses due to the Merger in calendar year 2021, to support growth of the Company as well as to support the transition back to being a private company. We expect that general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$117,392	$92,831	$223,463	$181,823
Professional services	26,716	22,694	52,019	46,393
Total revenue	144,108	115,525	275,482	228,216
Cost of revenue:
Subscription(1)	27,592	19,130	51,748	36,474
Professional services(1)	26,931	22,042	50,473	44,261
Total cost of revenue	54,523	41,172	102,221	80,735
Gross profit	89,585	74,353	173,261	147,481
Operating expenses:
Research and development(1)	35,363	27,790	66,000	60,169
Sales and marketing(1)	80,150	51,942	153,130	103,957
General and administrative(1)	33,909	29,137	64,022	50,635
Total operating expenses	149,422	108,869	283,152	214,761
Loss from operations	(59,837)	(34,516)	(109,891)	(67,280)
Other income (expense), net	(1,716)	(448)	(3,309)	(273)
Loss before provision for income taxes	(61,553)	(34,964)	(113,200)	(67,553)
Provision for income taxes	937	234	1,711	174
Net loss	$(62,490)	$(35,198)	$(114,911)	$(67,727)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of subscription revenue	$1,105	$946	$1,959	$1,855
Cost of professional services revenue	3,282	2,719	5,500	5,402
Research and development expense	5,944	4,746	10,374	16,219
Sales and marketing expense	11,945	8,745	21,526	18,081
General and administrative expense	7,421	7,478	13,939	14,881
Total stock-based compensation	$29,697	$24,634	$53,298	$56,438

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	81%	80%	81%	80%
Professional services	19%	20%	19%	20%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	19%	17%	19%	16%
Professional services	19%	19%	18%	19%
Total cost of revenue	38%	36%	37%	35%
Gross profit	62%	64%	63%	65%
Operating expenses:
Research and development	25%	24%	24%	26%
Sales and marketing	56%	45%	56%	46%
General and administrative	24%	25%	23%	22%
Total operating expenses	104%	94%	103%	94%
Loss from operations	(42)%	(30)%	(40)%	(29)%
Other income (expense), net	(1)%	—%	(1)%	—%
Loss before provision for income taxes	(43)%	(30)%	(41)%	(30)%
Provision for income taxes	1%	—%	1%	—%
Net loss	(43)%	(30)%	(42)%	(30)%
Three and Six Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Subscription	$117,392	$92,831	$24,561	26%	$223,463	$181,823	$41,640	23%
Professional services	26,716	22,694	4,022	18%	52,019	46,393	5,626	12%
Total revenue	$144,108	$115,525	$28,583	25%	$275,482	$228,216	$47,266	21%
Total revenue was $144.1 million for the three months ended July 31, 2021 compared to $115.5 million for the three months ended July 31, 2020, which is an increase of $28.6 million, or 25%. Total revenue was $275.5 million for the six months ended July 31, 2021 compared to $228.2 million for the six months ended July 31, 2020, which is an increase of $47.3 million or 21%.
Subscription revenue accounted for 81% of total revenue for each of the three and six months ended July 31, 2021 and 80% of total revenue for each of the three and six months ended July 31, 2020, respectively. Subscription revenue increased by $24.6 million, or 26%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Subscription revenue increased by $41.6 million, or 23%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. We increased subscription revenue due to cross-selling to our existing customers and expansions as reflected in our dollar-based net revenue retention rate of 112% for the six months ended July 31, 2021.

Professional services revenue increased by $4.0 million, or 18%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Professional services increased by $5.6 million, or 12% for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increases were driven by higher managed and implementation services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue:
Subscription	$27,592	$19,130	$8,462	44%	$51,748	$36,474	$15,274	42%
Professional services	26,931	22,042	4,889	22%	50,473	44,261	6,212	14%
Total cost of revenue	$54,523	$41,172	$13,351	32%	$102,221	$80,735	$21,486	27%
Gross profit	$89,585	$74,353	$15,232	20%	$173,261	$147,481	$25,780	17%
Gross margin:
Subscription	76%	79%			77%	80%
Professional services	(1)%	3%			3%	5%
Total gross margin	62%	64%			63%	65%
Total cost of revenue was $54.5 million for the three months ended July 31, 2021, an increase of $13.4 million, or 32% compared to the three months ended July 31, 2020. Total cost of revenue was $102.2 million for the six months ended July 31, 2021, an increase of $21.5 million, or 27% compared to the six months ended July 31, 2020.
Cost of subscription revenue increased by $8.5 million, or 44%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase in hosting, software and hardware, including amortization of acquired intangibles, of $6.2 million and higher personnel-related expenses of $2.0 million. Cost of subscription revenue increased by $15.3 million, or 42%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. This increase was primarily due to an $11.4 million increase in hosting, software and hardware, including amortization of acquired intangible assets, and a higher personnel-related expenses of $3.3 million.
Cost of professional services revenue increased by $4.9 million, or 22%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 primarily due to an increase of $3.8 million in personnel-related expenses and an increase of $0.6 million in outside services and other. Cost of professional services revenue increased by $6.2 million, or 14%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020 primarily due to increases in personnel-related expenses of $5.3 million.
Gross margin decreased during the three and six months ended July 31, 2021 as compared to the three and six months ended July 31, 2020 due to higher hosting, software and hardware, including amortization of acquired intangibles.
Research and Development

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development	$35,363	$27,790	$7,573	27%	$66,000	$60,169	$5,831	10%
Percentage of revenue	25%	24%			24%	26%
Research and development expenses increased by $7.6 million or 27%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase in personnel-related expenses of $6.3 million and an increase of $1.6 million in outside services and other. Research and development expenses increased by $5.8 million or 10%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to higher personnel-related expenses of $3.2 million and an increase of $3.3 million in outside services and other.
Sales and Marketing

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$80,150	$51,942	$28,208	54%	$153,130	$103,957	$49,173	47%
Percentage of revenue	56%	45%			56%	46%
Sales and marketing expenses increased by $28.2 million, or 54%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to higher personnel-related expenses of $22.1million as we expanded our quota bearing sales force along with non-quota bearing sales support positions, an increase of $2.2 million in software and outside consulting services and an increase of $2.0 million in marketing costs. Sales and marketing expenses increased by $49.2 million, or 47%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to higher personnel-related expenses of $35.1 million, as we continue to expand our quota bearing sales force along with non-quota bearing sales support positions, an increase in marketing costs of $7.5 million from higher advertising and sponsorship expenses, and an increase of $4.1 million in software and other consulting costs.
General and Administrative

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$33,909	$29,137	$4,772	16%	$64,022	$50,635	$13,387	26%
Percentage of revenue	24%	25%			23%	22%
General and administrative expenses increased by $4.8 million, or 16%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to transaction expenses associated with the pending Thoma Bravo acquisition of $9.3 million, partially offset by a decrease in restructuring and other expenses of $4.7 million. General and administrative expenses increased by $13.4 million, or 26%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to transaction expenses associated with the pending Thoma Bravo acquisition of $9.3 million, as well as a payment of $5.4 million related to the acceleration of certain stock options in conjunction with the acquisition of Decibel.

Other Income (Expense), net and Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Interest expense and other	$(1,863)	$(626)	$(1,237)	198%	$(3,617)	$(1,324)	$(2,293)	173%
Interest income	147	178	(31)	(17)%	308	1,051	(743)	(71)%
Other income (expense), net	$(1,716)	$(448)	$(1,268)	283%	$(3,309)	$(273)	$(3,036)	1112%

Provision for income taxes	$937	$234	$703	300%	$1,711	$174	$1,537	883%
Interest expense and other increased during the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020 primarily due to an increase in interest expense related to our convertible senior notes and finance leases.
Interest income decreased during the three and six months ended July 31, 2021 compared to the three and six months ended July 31, 2020 primarily due to lower interest rates on our cash, cash equivalent and marketable securities balances.
Income tax expense increased by $0.7 million during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. This was primarily attributed to excess tax benefits from stock-based compensation deductions in the United Kingdom and the tax benefit realized acquisition of Voci during the compartive three months ended July 31, 2020. During the six months ended July 31, 2021, income tax expense increased by $1.5 million compared to the six months ended July 31, 2020, primarily due to excess tax benefits from stock-based compensation deductions in the United Kingdom and the tax benefit realized from the acquisition of Voci during the comparative six months ended July 31, 2020.
Liquidity and Capital Resources
As of July 31, 2021 and January 31, 2021, we had cash, cash equivalents and current marketable securities of $507.6 million and $682.4 million, respectively. On March 12, 2021, we acquired Decibel, a leader in digital experience analytics for approximately $162.3 million in cash, including a payment of $5.4 million related to the acceleration of certain stock options in conjunction with the acquisition of Decibel. We experience seasonality related to our operating cash flows. Our quarterly operating cash flows are generally positive in the first and fourth quarters and are generally negative in the second and third quarters. The seasonality is primarily attributable to higher billings in the fourth quarter of each year. We primarily bill in advance annually for our multi-year contracts, resulting in higher cash collections of trade and other receivables in the first and fourth quarters of each year. This seasonality has not impacted, nor do we expect it to impact in the future, our ability to fund our near-term working capital, finance lease payments or capital expenditure requirements. While we may experience delays in collections which we attribute to the COVID-19 pandemic, we believe that our existing cash, cash equivalents and marketable securities and trade and other receivables will be sufficient to support working capital, finance lease payments and capital expenditure requirements for at least the next 12 months. Our long-term capital expenditure requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products, as well as the timing of the closing of the proposed Merger and the duration and extent of the COVID-19 pandemic and its effect on our business. Since inception, we have financed operations primarily through subscription payments by customers for use of our platform, equity and debt financings, finance lease arrangements and loans for equipment.
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
Merger Agreement
On July 25, 2021, we entered into the Merger Agreement. We have agreed to various representations, warranties, covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of up to $191.1 million. In addition, without the consent of Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring material capital expenditures above specified thresholds, or issuing additional debt facilities. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
Convertible Senior Notes
In September 2020, we issued $575.0 million aggregate principal amount of convertible senior notes. The net proceeds from this offering were approximately $558.2 million, after deducting the Initial Purchasers’ discounts and commissions and issuance costs.
Capped Call Transactions
In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with respect to our common stock at a cost of approximately $61.9 million. We expect that the capped call transactions will be terminated upon effectiveness of the Merger.
Wells Fargo Bank Credit Facility
On September 4, 2020 we entered into the Wells Fargo Bank Credit Facility (Wells Fargo Credit Facility) to provide for a revolving line of credit of up to $50.0 million with the right (subject to certain conditions) to add incremental revolving commitments of up to $50.0 million in the aggregate. The revolving line of credit provides a sublimit of up to $40.0 million to be available for the issuance of letters of credit. The outstanding balance, if any, is due at the maturity date in September 2023. Loans bear interest, at our option, at an annual rate based on LIBOR or a base rate. Loans based on LIBOR shall bear interest at a rate of LIBOR plus 1.75%. Loans based on the base rate shall bear interest at a rate of the base rate plus 0.75%. We are required to pay a commitment fee equal to 0.25% per annum on the undrawn portion available under the revolving line of credit. As of July 31, 2021, no amounts were outstanding on this credit facility.
Silicon Valley Bank Credit Facility
On September 4, 2020 we paid all outstanding amounts owing under the Silicon Valley Bank revolving line of credit and terminated the credit facility. We continue to have unsecured letters of credit issued by Silicon Valley Bank in the face amount of $4.9 million outstanding as of July 31, 2021.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2021	2020
Net cash (used in) provided by operating activities	$(16,791)	$3,691
Net cash used in investing activities	(173,979)	(94,769)
Net cash provided by financing activities	19,371	90,043
Effect of exchange rate changes on cash and cash equivalents	122	(49)
Net decrease in cash and cash equivalents	$(171,277)	$(1,084)
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
Cash used in operating activities for the six months ended July 31, 2021 of $16.8 million primarily related to our net loss of $114.9 million, adjusted for non-cash charges of $104.8 million and net cash outflows of $6.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, non-cash lease expenses, amortization of convertible debt issuance costs and amortization of deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $39.0 million decrease in deferred revenue, a $28.1 million increase in deferred commissions and a $9.4 million increase in prepaid expenses and other current assets and other noncurrent assets, partially offset by a $58.8 million decrease in trade and other receivables, and a $11.1 million increase in accounts payable, accrued expenses, lease liabilities, and other current and noncurrent liabilities.
Cash provided by operating activities for the six months ended July 31, 2020 of $3.7 million primarily related to our net loss of $67.7 million, adjusted for non-cash charges of $97.4 million and net cash outflows of $26.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets and amortization of our deferred commissions. The primary drivers of the changes in our operating assets and liabilities related to a $63.3 million decrease in accounts receivable, partially offset by a $57.8 million decrease in deferred revenue, a $20.0 million increase in deferred commissions, a $10.3 million decrease in accounts payable, accrued expenses, lease liabilities and non-current liabilities and a $1.2 million increase in prepaid expense and other assets.
Investing Activities
Cash used in investing activities for the six months ended July 31, 2021 of $174.0 million was due to acquisitions, net of cash acquired of CheckMarket and Decibel for $163.8 million, which includes a payment of $5.4 million related to the acceleration of certain stock options in conjunction with the acquisition of Decibel, the purchases of property, equipment and other of $12.8 million, partially offset by net maturities and proceeds from sale of marketable securities of $2.6 million.
Cash used in investing activities for the six months ended July 31, 2020 of $94.8 million was due to acquisitions, net of cash acquired of LivingLens and Voci for $80.4 million, the purchases of property, equipment and other of $9.8 million, and net purchases of marketable securities of $4.6 million.

Financing Activities
Cash provided by financing activities for the six months ended July 31, 2021 of $19.4 million consisted of $14.8 million in proceeds from the exercise of stock options and $8.0 million in proceeds from the Employee Stock Purchase Plan, partially offset by repayments on finance lease obligations of $3.2 million.
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
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except for the letters of credit described in "Note 9: Debt" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies
We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. Preparing our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as related disclosures. Because these estimates and judgments may change from period to period, actual results could differ materially, which may negatively affect our financial condition or results of operations. We base our estimates and judgments on historical experience and various other assumptions that we consider reasonable, and we evaluate these estimates and judgments on an ongoing basis. There have been no material changes to these policies and estimates for the three and six months ended July 31, 2021 from those disclosed in Item 7 of our Form 10-K for the year ended January 31, 2021.
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
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio. As of July 31, 2021 we had cash, cash equivalents and marketable securities of $507.6 million. Changes in interest rates affect the interest earned on our cash, cash equivalents and investments and the fair value of the investments.
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
We operate in Argentina and the inflation levels in Argentina have been elevated for several years. In the first half of 2018 Argentina's reported inflation rates began to increase dramatically and the Argentine central bank significantly increased interest rates in an effort to combat inflation. Based on Argentina's reported inflation rates and trends, we designated Argentina as a highly inflationary economy for accounting purposes as of the beginning of the third quarter of the fiscal year ended January 31, 2019. The change to highly inflationary accounting did not have a material impact on our unaudited condensed consolidated financial statements for the six months ended July 31, 2021.
A hypothetical 10% change in foreign currency exchange rates would result in a foreign exchange loss or gain of $0.8 million on our unaudited condensed consolidated results of operations as of July 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2021, the last day of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•The announcement and pendency of our agreement to be acquired by entities affiliated with Thoma Bravo may have an adverse effect on our business and operating results.
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
•The market for experience management solutions is new and rapidly evolving, and if this market develops more slowly than we expect, declines, or develops in a way that we do not expect, our business could be adversely affected.
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

Risks Related to Our Business and Our Industry
The announcement and pendency of our agreement to be acquired by affiliates of Thoma Bravo may have an adverse effect on our business results and our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On July 25, 2021, we entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement provides for our acquisition by affiliates of Thoma Bravo. Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) approval of the Merger Agreement by our stockholders; (ii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; and (3) the expiration or termination of the waiting period under the United States Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain requisite stockholder approval to approve the Merger;
•the failure to obtain regulatory approvals from various governmental entities;
•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and
•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a Company Material Adverse Effect (as defined in the Merger Agreement) would permit Parent not to close the Merger.
If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•the requirement that we pay the Parent a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.
There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•we may experience a departure of employees, prior to the closing of the Merger;
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results, and business.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, operating results, and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers, suppliers and partners;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur Indebtedness (as defined in the Merger Agreement), declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent's approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger following the expiration of the “go-shop” period;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If any of these effects were to occur, it could materially and adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.
Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.
Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.
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
We have incurred significant net losses in recent periods, including net losses of approximately $114.9 million and $67.7 million for the six months ended July 31, 2021 and 2020, and $148.7 million and $112.3 million fiscal years ended January 31, 2021 and 2020, respectively. We had an accumulated deficit of approximately $737.3 million as of July 31, 2021. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business, operating as a public company and transitioning back to a private company. To date, we have financed our operations principally through subscription payments by customers for use of our platform, equity and debt financings, finance lease arrangements and loans for equipment. We have expended and expect to continue to expend substantial financial and other resources on:

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 80 countries and have established subsidiaries in Argentina, Australia, Brazil, Belgium, Canada, Chile, Colombia, the Czech Republic, France, Germany, India, Ireland, Israel, Italy, Japan, Mexico, the Netherlands, New Zealand, Norway, Singapore, Spain, the United Kingdom, and the United States. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions, and amount of data that our platform and our associated hosting infrastructure support. For example, our number of enterprise customers has grown to 1,340 as of July 31, 2021 from 839 as of July 31, 2020, an increase of 60%. Using the methodology of counting as a single enterprise customer all subsidiaries and divisions of a single parent, we had 984 as of July 31, 2021 from 590 as of July 31, 2020 parent enterprise customers, an increase of 67%.
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
Our customer renewal rates, as well as the rate at which our customers expand their use of our platform, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our platform, defects or performance issues, our customer and product support, our prices, mergers and acquisitions affecting us or our customer base, the effects of global economic conditions, including weakened economic conditions as a result of the COVID-19 pandemic, the entrance of new or competing technologies and the pricing of such competitive offerings or reductions in the enterprises’ spending levels for any reason. If our customers do not renew their subscriptions, renew on less favorable terms or reduce the scope of their subscriptions, our revenue may decline and we may not realize improved results of operations from our customer base, and as a result, our business and financial condition could be adversely affected.
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
Our future success, in part, will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. For example, during the fiscal year ended January 31, 2021 we completed acquisitions of (i) LivingLens, a video feedback platform provider; (ii) Voci, a real-time speech to text platform, that delivers a rich single view of the customer that can power an exceptional customer experience; (iii) Stella Connect, a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time; and (iv) Sense360, a consumer insights platform that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments and answers pressing questions such as what is driving traffic, what are the growth opportunities in a specific market and which competitors are gaining share and why. In addition, during the three months ended April 30, 2021, we completed the acquisition of Decibel and CheckMarket.
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
In the six months ended July 31, 2021 and 2020 and for the fiscal years ended January 31, 2021 and 2020 our top 10 customers accounted for 21%, 25%, 24% and 25% of our revenue, respectively. The majority of our customer base consists of large and mid-sized enterprises, many of which have high subscription amounts to our platform. For all periods presented, we have relied on sales of our platform to large enterprises for a significant majority of our revenue. Additionally, some of our customers and potential customers are in industries most impacted by the COVID-19 pandemic, such as hospitality, transportation, and retail. Accordingly, the loss of any one of our large customers, including because of the COVID-19 pandemic, could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or use our platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our platform. For the six months ended July 31, 2021 and 2020 and for the years ended January 31, 2021 and 2020 our research and development expenses were 24%, 26%, 25% and 24%, of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
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
Our success and ability to compete depend in part upon our ability to secure, protect, maintain, assert and enforce our intellectual property. As of July 31, 2021 we had 22 issued patents and 28 pending non-provisional or provisional patent applications filed. We rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate, and our intellectual property may still be challenged or invalidated. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. Effective patent, copyright, trade secret and trademark protection may not even be available in every country in which we conduct business. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office (USPTO), and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, copyright, or trademark application. If this occurs, our competitors might be more successful in their efforts to compete with us. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, other parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. In the event that any of the foregoing occur, this could adversely affect our business, results of operations and financial condition.
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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our platform or otherwise offer growth opportunities. For example, we made a number of acquisitions during fiscal year ended January 31, 2020, including Zingle, a multi-channel mobile messaging and customer engagement solution, and in fiscal year ended January 31, 2021 we completed acquisitions of (i) LivingLens, a video feedback platform provider; (ii) Voci, a real-time speech to text platform; (iii) Stella Connect, a customer feedback and quality management platform that helps customer support teams analyze and improve performance in real time; and (iv) Sense360, a consumer insights platform that provides always-on, consumer and competitive intelligence from buyer and non-buyer segments. During the three months ended April 30, 2021, we completed the acquisitions of (i) CheckMarket, a survey solutions platform that helps customers automate the process quickly to make qualifications, and (ii) Decibel Inc., a leader in digital experience analytics . We may also enter into relationships with other businesses to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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

Further, risks associated with operating in Israel may adversely affect our business. We have operations in Israel through our wholly-owned subsidiary, Medallia Digital Ltd. and Cooladata Ltd. As of July 31, 2021, we had a total of 58 employees located in Israel, of which 52 were engaged in research and development and SaaS operations activities. Given our employee headcount in Israel, our business, results of operations and financial condition could be adversely affected by political, economic and military instability in Israel, including, for example, the ongoing hostilities between Israel and the Palestinians. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and neighboring countries. Any hostilities involving Israel or a full or partial mobilization of the reserve forces of the Israeli armed forces could adversely affect our operations in Israel. In addition, some of our employees in Israel are obligated to perform up to 40 days, depending on rank and position, of military reserve duty annually and are subject to being called for active duty under emergency circumstances. Increased military activity could also result in a reduction of qualified prospective employees available to grow our business or to replace employees on active military duty. As a result, our business could be disrupted by the absence of our employees for a significant period of time as a result of military service. Additionally, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial conditions in Israel could adversely affect our operations. In the past, the

State of Israel and Israeli companies have been subjected to an economic boycott and several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies could also have an adverse impact on our business and results of operations.
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

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of July 31, 2021, we had a total of 295 employees located in Argentina, of which 266 were engaged in research and development and SaaS operations activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

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

Additionally, although we participate in and have certified our compliance with the European Union (EU)-
U.S. and Swiss-U.S. Privacy Shield Framework with respect to personal data that we collect, which is subject to the investigatory and enforcement powers of the U.S. Federal Trade Commission, and have historically relied upon the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks, and certain standard contractual clauses approved by the EU Commission (the SCCs), with regard to our transfer of certain personal data from the EU and Switzerland to the United States, both the EU-U.S. Privacy Shield Framework and the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the European Union (CJEU), Europe's highest court, held in the Schrems II case that the EU-U.S. Privacy Shield Framework was invalid, and imposed additional obligations in connection with use of the SCCs. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield Framework adequate for the purposes of personal data transfers from Switzerland to the U.S. We are assessing the impacts of the Schrems II decision in light of current and anticipated guidance from regulators and the issuance by the European Commission of new SCCs in June 2021. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the EU and Switzerland to the U.S., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to cross-border data transfers and to block, or require ad hoc verification of measures taken with respect to, certain data flows. We and our customers may face a risk of enforcement actions relating to personal data transfers, and we may experience hesitancy, reluctance or refusal by European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to cross-border data transfer.

Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent laws in the United States. For example, in June 2018 California enacted the California Consumer Privacy Act (CCPA). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA went into effect on January 1, 2020. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (CPA), which takes effect on July 1, 2023. The CPA and CDPA share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of these state statutes and their interpretation and enforcement remain unclear, and these laws may increase our compliance costs and potential liability.

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
In September 2020, we issued a $575.0 million aggregate principal amount of convertible senior notes (the Notes) in a private placement to qualified institutional buyers. See "Note 9: Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further information on our outstanding debt obligations. As of July 31, 2021, we had $575.0 million of indebtedness for borrowed money outstanding.
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

The Notes are convertible prior to June 15, 2025 under certain conditions, including upon effectiveness of the Merger. In the event the conditional conversion feature of the Notes is triggered, holders of such Notes will be entitled under the Indenture governing such Notes to convert their Notes at any time during specified periods at their option. If one or more holders of Notes elect to convert such Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversion by holders or redemption, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Technology stocks have historically experienced high levels of volatility. The market price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•the Merger, the pendency of the Merger, and the failure to complete the Merger may adversely affect our business, financial condition, operating results, and stock price;
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

Our directors, executive officers and holders of 5% or more of our common stock beneficially own approximately 44.0% of our common stock and are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 44.0% of the shares of our outstanding common stock, based on the number of shares outstanding as of August 20, 2021, and are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control. Further, entities affiliated with Sequoia Capital, collectively, are currently our largest stockholder and hold approximately 20.3% of the total voting power of our capital stock based on the number of shares outstanding as of August 20, 2021. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, will be able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our common stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Notes, including conversions upon effectiveness of the Merger, may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Holders of the Notes may hedge their positions in the Notes by entering into short positions with respect to the underlying common stock. In addition, any anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
As a public company, we incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and the rules and regulations of the SEC and the listing standards of the NYSE. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. We have incurred, and expect to incur, significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, as a public company, we may be subject to activism, including stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.
Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS
EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date with SEC	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated July 25, 2021, among Project Metal Parent, LLC, Project Metal Merger Sub, Inc. and Medallia, Inc.*	8-K	001-38982	2.1	July 27, 2021
10.1	Form of Voting Agreement, dated as of July 25, 2021, by and among Project Metal Parent, LLC, Medallia, Inc. and certain stockholders of Medallia, Inc.*	8-K	001-38982	10.1	July 27, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL. Instance Document					X
101.SCH	XBRL. Taxonomy Extension Schema Document					X
101.CAL	XBRL. Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL. Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL. Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL.Extension Presentation Linkbase Database					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Medallia will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Medallia may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
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

MEDALLIA, INC.

Date: September 3, 2021	By:	/s/ Leslie J. Stretch
Leslie J. Stretch
President and Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2021		/s/ Roxanne M. Oulman
Roxanne M. Oulman
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)